Form 10QSB
period 1996-03-31
MANATEE AMERICAN FINANCIAL CORP
filed 1997-07-17
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-QSB


         [X]  QUARTERLY REPORT    OR   [  ]  TRANSITION REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996   Commission File No. 33-67766-A


                  MANATEE-AMERICAN FINANCIAL CORP.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Florida                                65-0422273
-----------------------------                ------------------
State or other jurisdiction                   (I.R.S. Employer
incorporation or organization                Identification No.)

            1825 N.E. 164th Street, Suite No. 1
          North Miami Beach, Florida               33162
  (Address of principal executive offices)       (Zip Code)

                          (305) 945-7113
                          --------------
        (Registrant's telephone number, including area code)



                          Not Applicable
                    (Former name and address)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X          No
                    -----          -----

     As of March 31, 1996: 30,000 shares of common stock were outstanding.


                    PART I - FINANCIAL INFORMATION
                    ------------------------------

Item 1.    Financial Statements
-------    --------------------

     Unaudited financial statements for the quarterly period covered by this Report are attached hereto.

Item 2.    Plan of Operation
-------    -----------------

     Manatee-American Financial Corp. (the "Registrant"), was incorporated under the laws of the State of Florida on February 24, 1993 and has no operating history. The Registrant was formed as a blank check company for the purpose of seeking a business acquisition without regard to any specific industry or business and has not yet identified any business to be acquired. The Registrant raised an aggregate of $3,600 through the sale of 600 shares of common stock, $.0001 par value (the "Common Stock") on a "best efforts" basis in its initial public offering. The public offering expired on February 17, 1995. Of such amount, 90% (or $3,240) was deposited in an escrow account in accordance with Rule 419 under the Securities Act of 1933, as amended (the "Act"). The balance, $360, was retained by the Company for working capital purposes. At the present time, the Registrant has no other sources of income and does not anticipate the need for substantial additional funding until after an acquisition, if any, is consummated. Certain shareholders of the Company have made loans to the Company for working capital purposes as needed and may continue to do so, although no assurances can be given.

     The Registrant may seek business opportunities in the form of firms which are about to or have only recently commenced operations, are developing new products, inventions or even novel methods of marketing or distribution of existing products. Target acquisitions may include privately held corporations, partnerships, sole proprietorships and possibly proposed enterprises which have not yet been formed. It is possible that such business opportunities may involve the acquisition of one or more business entities in whole or in part for securities of the Registrant.

     It is anticipated that business opportunities will be introduced to the Registrant from various sources, including professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. There do not presently exist any plans, understandings, agreements or commitments with any individual for such persons to act as broker or finder of opportunities for the Registrant.

     A decision to commence negotiations to acquire a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of the target's products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not be necessarily indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management or make other changes.

     Management cannot now predict when, if at all, an acquisition will be completed. It is likely that the investigation and analysis of proposed target enterprises or opportunities will take several months at least, followed by negotiations, contracts and the final closing which may well take additional months.

     As the Registrant was subject to Rule 419 of the Act, it was required to consummate an acquisition within 18 months of the effective date of its Registration Statement, or March 21, 1996. As no acquisition was consummated, the Registrant, through its Escrow Agent, returned all investor funds held in escrow in accordance with the terms of the Escrow Agreement and Rule 419 of the Act on March 21, 1996. In addition, escrowed shares of the investors in the public offering (600 in the aggregate) were returned to the Registrant's treasury for cancellation and the original stockholders' shares (30,000 in the aggregate) were returned to such original stockholders.


                      PART II - OTHER INFORMATION
                      ---------------------------

Item 1.    Legal Proceedings
-------    -----------------

     There are no legal proceedings pending or threatened of any type or otherwise known to be contemplated to which the Registrant or any of its properties is subject.

Item 2.    Changes in Securities
-------    ---------------------

     None.

Item 3.    Defaults Upon Senior Securities
-------    -------------------------------

     None.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     None during the quarterly period covered by this Report.

Item 5.    Other Information
-------    -----------------

     None.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

     None.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MANATEE-AMERICAN FINANCIAL CORP.




Date:  July 14, 1997             By: /s/ Marc B. Tescher
                                     ------------------------------
                                     Marc B. Tescher, President and
                                     Principal Financial Officer






                   MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)

                        FINANCIAL STATEMENTS

                          MARCH 31, 1996



                   MANATEE-AMERICAN FINANCIAL CORP.
                  (A Development Stage Enterprise)


                            BALANCE SHEETS

       ASSETS                          March 31,      December 31,
       ------                            1996            1995
                                         ----            ----
Current Assets:
   Cash, including restricted
    funds of $3,240 in 1995           $     728       $   4,134
                                      ---------       ---------
      Total current assets                  728           4,134
                                      ---------       ---------
                                      $     728       $   4,134
                                      =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current Liabilities:
     Loans payable, stockholders      $   5,250       $   2,500
     Accrued liabilities, primarily
      to stockholder                     26,319          25,756
                                      ---------       ---------
      Total current liabilities          31,569          28,256
                                      ---------       ---------
Stockholders' Deficiency:
     Preferred stock, $.0001
      par value; authorized
      5,000,000 shares; none issued        -              -
     Common stock, $.0001 par value
      authorized 10,000,000 shares;
      issued and outstanding 30,000
      shares in 1996 and 30,600
      shares in 1995                          3               3
     Capital in excess of par             1,757           4,997
     Deficit accumulated during the
      development stage                 (32,601)        (29,122)
                                      ---------       ---------
                                        (30,841)        (24,122)
                                      ---------       ---------
                                      $     728       $   4,134
                                      =========       =========


                   MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)


                       STATEMENT OF OPERATIONS



                               Three Months Ended
                                   March 31               Cumulative
                                                            from
                                 1996       1995          Inception
                               --------   --------        ---------
Revenues                       $   -      $   -           $    -

Cost and Expenses:
    General and administrative    3,479      2,000           10,971
    Offering costs in excess
     of proceeds from initial
     public offering               -          -              21,630
                               --------   --------        ---------
                                  3,479      2,000           32,601
                               --------   --------        ---------
Net Loss                       $ (3,479)  $ (2,000)       $ (32,601)
                               ========   ========        =========
Net Loss per Common Share      $  (0.11)  $  (0.07)
                               ========   ========


                   MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)

                STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                              Deficit
                                    Capital  Accumulated
                                      in      During the
                            Common  Excess   Development
                            Stock   of Par      Stage     Total
                            ------  -------   --------  --------
Three Months Ended
 March 31, 1996:
  Balance, January 1, 1996  $    3  $ 4,997   $(29,122) $(24,122)
  Net Loss                     -       -        (3,479)   (3,479)
  Refund of net proceeds of
   public offering and
   retirement of common
   stock                       -     (3,240)      -       (3,240)
                            ------  -------   --------  --------
  Balance, March 31, 1996   $    3  $ 1,757   $(32,601) $(30,841)
                            ======  =======   ========  ========


                   MANATEE-AMERICAN FINANCIAL CORP.
                  (A Development Stage Enterprise)


                       STATEMENT OF CASH FLOWS


                                     Three Months Ended
                                          March 31,        Cumulative
                                     ------------------       from
                                       1996      1995      Inception
                                     --------  --------     --------
Cash Flows from Operating Activities:
  Net loss                           $ (3,479) $ (2,000)    $(32,601)
  Adjustments to reconcile net loss
   to net cash required:
    Increase in accrued liabilities       563     2,000        6,206
    Offering costs in excess of
     proceeds from initial public
     offering                            -         -          21,630
                                     --------  --------     --------
      Net cash required by
       operating activities            (2,916)     -          (4,765)
                                     --------  --------     --------

Cash Flows from Financing Activities:
  Proceeds from issuance
   of common stock                       -        3,600        8,600
  Deferred offering costs, net of
   accrued liabilities                   -         -          (5,117)
  Loans from stockholders               2,750      -           5,250
  Refund of net proceeds of
   public offering                     (3,420)     -          (3,240)
                                     --------  --------     --------
      Net cash required by
       financing activities              (490)    3,600        5,493
                                     --------  --------     --------

Net Increase (Decrease) in Cash        (3,406)    3,600          728

Cash, Beginning                         4,134      -            -
                                     --------  --------     --------
Cash, Ending                         $    728  $  3,600     $    728
                                     ========  ========     ========


                   MANATEE-AMERICAN FINANCIAL CORP.
                  (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1996



NOTE 1.     BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB promulgated by the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature.
The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2.     CONTINGENCIES

Going Concern Considerations

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company is in the development stage and has suffered losses from operations during its operating history. As reflected in the accompanying financial statements, the Company has incurred net losses and reflects a deficit accumulated during the development stage as of and for the periods ended March 31, 1996. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.


NOTE 3.     REFUND OF NET PROCEEDS OF PUBLIC OFFERING

During 1996, the Company determined that it had not made the acquisition of any business enterprise in the time frame prescribed by the rules and regulations of the Securities and Exchange Commission applicable to Blank Check Companies. Accordingly, the Company refunded all funds received from the sale of common stock received in 1994 from the Company's initial public offering, less the 10% allowed to be used for administrative purposes, together with accrued interest, and retired the 600 shares of common stock issued in connection with the initial public offering. The amount refunded ($3,240) has been charged to additional paid-in capital during 1996, and the refund of the accrued interest has been charged to expense during 1996.


NOTE 4.    NET LOSS PER COMMON SHARE

Net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 30,600 shares for 1996 and 30,600 shares for 1995.