Form 10QSB
period 1996-06-30
MANATEE AMERICAN FINANCIAL CORP
filed 1997-07-17
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-QSB


        [X]  QUARTERLY REPORT    OR   [  ]  TRANSITION REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996    Commission File No. 33-67766-A


                  MANATEE-AMERICAN FINANCIAL CORP.
--------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Florida                            65-0422273
State or other jurisdiction                 (I.R.S. Employer
incorporation or organization               Identification No.)

         1825 N.E. 164th Street, Suite No. 1
            North Miami Beach, Florida                 33162
       --------------------------------------------------------
      (Address of principal executive offices)       (Zip Code)

                            (305) 945-7113
                            --------------
                    (Registrant's telephone number,
                         including area code)

                            Not Applicable
                     ----------------------------
                      (Former name and address)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X             No
                         -----              -----
As of June 30, 1996:  30,000 shares of common stock were outstanding.


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
-------     --------------------

     Unaudited financial statements for the quarterly period covered by this Report are attached hereto.

Item 2.     Plan of Operation
-------     -----------------
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

     As the Registrant was subject to Rule 419 of the Act, it was required to consummate an acquisition within 18 months of the effective date of its Registration Statement, or March 21, 1996. As no acquisition was consummated, the Registrant, through its Escrow Agent, returned all investor funds held in escrow in accordance with the terms of the Escrow Agreement and Rule 419 of the Act on March 21, 1996. In addition, all escrowed shares of the investors in the public offering (600 in the aggregate) were returned to the Registrant's treasury for cancellation and the original stockholders' shares (30,000 in the aggregate) were returned to such original stockholders.


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

                                 MANATEE-AMERICAN FINANCIAL CORP.




Date:  July 14, 1997            By: /s/ Marc B. Tescher
                                    -------------------------------
                                    Marc B. Tescher, President and
                                    Principal Financial Officer


                   MANATEE-AMERICAN FINANCIAL CORP.
                  (A Development Stage Enterprise)

                        FINANCIAL STATEMENTS

              FOR THE SIX MONTHS AND THREE MONTHS ENDED
                           JUNE 30, 1996




                   MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)

                           BALANCE SHEETS

             ASSETS              June 30,        December 31,
             ------                1996              1995
                               ------------      ------------
Current Assets:
  Cash, including restricted
   funds of $3,240 in 1995     $        702      $      4,134
                               ------------      ------------
     Total current assets               702             4,134
                               ------------      ------------

                               $        702      $      4,134
                               ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current Liabilities:
  Loans payable, stockholders  $      7,250      $      2,500
  Accrued liabilities,
   primarily to stockholder          25,872            25,756
                               ------------      ------------
     Total current liabilities       33,122            28,256
                               ------------      ------------

Stockholders' Deficiency:
  Preferred stock, $.0001 par
   value; authorized 2,000,000
   shares; none issued                 -                 -
  Common stock, $.0001 par
   value authorized 10,000,000
   shares; issued and
   outstanding 30,000 shares
   in 1996 and 30,600 shares
   in 1995                                3                 3
  Capital in excess of par            1,757             4,997
  Deficit accumulated during
   the development stage            (34,180)          (29,122)
                               ------------      ------------
                                    (32,420)          (24,122)
                               ------------      ------------

                               $        702      $      4,134
                               ============      ============

                   MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)


                       STATEMENT OF OPERATIONS



                   Six Months Ended    Three Months Ended
                        June 30,            June 30,       Cumulative
                  ------------------   ------------------     from
                    1996      1995       1996      1995    Inception
                  --------  --------   --------  --------   --------
Revenues          $    -    $   -      $   -     $   -      $    -
                  --------  --------   --------  --------   --------
Cost and Expenses:
  General and
   administrative    5,058     5,508      1,568     3,508     12,550
  Offering costs
   in excess of
   proceeds from
   initial public
   offering           -         -          -         -        21,630
                  --------  --------   --------  --------   --------
                     5,058     5,508      1,568     3,508     34,180
                  --------  --------   --------  --------   --------
Net Loss          $ (5,058) $ (5,508)  $ (1,568) $ (3,508)  $(34,180)
                  ========  ========   ========  ========   ========
Net Loss per
  Common Share    $  (0.16) $  (0.18)  $  (0.05) $  (0.11)
                  ========  ========   ========  ========


                   MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)

               STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                    Deficit
                                         Capital  Accumulated
                                            in     During the
                                 Common   Excess  Development
                                 Stock    of Par     Stage     Total
                                -------- --------  --------  --------
Six Months Ended June 30, 1996:
 Balance, January 1, 1996       $      3 $  4,997  $(29,122) $(24,122)
 Net Loss                           -        -       (5,058)   (5,058)
 Refund of net proceeds of
  public offering and retirement
  of common stock                   -      (3,240)     -       (3,240)
                                -------- --------  --------  --------
 Balance, March 31, 1996        $      3 $  1,757  $(34,180) $(32,420)
                                ======== ========  ========  ========
                   MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)


                       STATEMENT OF CASH FLOWS


                                      Six Months Ended
                                           June 30,         Cumulative
                                                               from
                                        1996      1995      Inception
                                      --------   --------   --------
Cash Flows from Operating Activities:
  Net loss                            $ (5,058)  $ (5,508)  $(34,180)
  Adjustments to reconcile net loss
   to net cash required:
    Increase in accrued liabilities        116      4,000      5,759
    Offering costs in excess of
     proceeds from initial public
     offering                             -          -        21,630
                                      --------   --------   --------

       Net cash required by operating
        activities                      (4,942)    (1,508)    (6,791)
                                      --------   --------   --------
Cash Flows from Financing Activities:
  Proceeds from issuance of
   common stock                           -         3,600      8,600
  Deferred offering costs, net of
   accrued liabilities                    -          -        (5,117)
  Loans from stockholders                4,750      2,000      7,250
  Refund of net proceeds of public
   offering                             (3,240)      -        (3,240)
                                      --------   --------   --------
       Net cash provided (required)
        by financing activities          1,150      5,600      7,493
                                      --------   --------   --------
Net Increase (Decrease) in Cash         (3,432)     4,092        702

Cash, Beginning                          4,134       -          -
                                      --------   --------   --------
Cash, Ending                          $    702   $  4,092   $    702
                                      ========   ========   ========

                   MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)

                     NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 1996



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


NOTE 2.    CONTINGENCIES

Going Concern Considerations

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company is in the development stage and has suffered losses from operations during its operating history. As reflected in the accompanying financial statements, the Company has incurred net losses and reflects a deficit accumulated during the development stage as of and for the periods ended June 30, 1996. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.


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

NOTE 4.    NET LOSS PER COMMON SHARE

Net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 30,000 shares for the quarter and 30,300 shares for year to date in 1996 and 30,600 shares for 1995.