Form 10QSB
period 1996-09-30
MANATEE AMERICAN FINANCIAL CORP
filed 1997-07-17
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-QSB


         [X]  QUARTERLY REPORT    OR   [  ]  TRANSITION REPORT
                 PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                  Commission File No. 33-67766-A
September 30, 1996

                  MANATEE-AMERICAN FINANCIAL CORP.
  ----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Florida                                  65-0422273
-----------------------------                   ------------------
State or other jurisdiction                     (I.R.S. Employer
incorporation or organization                   Identification No.)

          1825 N.E. 164th Street, Suite No. 1
              North Miami Beach, Florida              33162
        -----------------------------------------------------
        (Address of principal executive offices)   (Zip Code)

                         (305) 945-7113
                 -----------------------------
                (Registrant's telephone number,
                      including area code)


                         Not Applicable
                   -------------------------
                   (Former name and address)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X            No
                     -----            -----

     As of September 30, 1996: 30,000 shares of common stock were outstanding.


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

                                  MANATEE-AMERICAN FINANCIAL CORP.




Date:  July 14, 1997              By: /s/ Marc B. Tescher
                                      ------------------------------
                                      Marc B. Tescher, President and
                                      Principal Financial Officer


                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)

                         FINANCIAL STATEMENTS

               FOR THE NINE MONTHS AND THREE MONTHS ENDED
                          SEPTEMBER 30, 1996


                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)

                             BALANCE SHEETS

       ASSETS                    September 30,       December 31,
       ------                        1996                1995
                                 ------------        ------------
Current Assets:
   Cash, including restricted
     funds of $3,240 in 1995     $        664        $      4,134
                                 ------------        ------------
       Total current assets               664               4,134
                                 ------------        ------------
                                 $        664        $      4,134
                                 ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current Liabilities:
   Loans payable, stockholders   $      7,475        $      2,500
   Accrued liabilities,
    primarily to stockholder           28,111              25,756
                                 ------------        ------------
       Total current liabilities       35,586              28,256
                                   ------------        ------------
Stockholders' Deficiency:
   Preferred stock, $.0001 par
    value; authorized 2,000,000
    shares; none issued                  -                   -
   Common stock, $.0001 par
    value authorized 10,000,000
    shares; issued and
    outstanding 30,000 shares
    in 1996 and 30,600 shares
    in 1995                                 3                   3
   Capital in excess of par             1,757               4,997
   Deficit accumulated during
    the development stage             (36,682)            (29,122)
                                 ------------        ------------
                                      (34,922)            (24,122)
                                 ------------        ------------
                                 $        664        $      4,134
                                 ============        ============

                      MANATEE-AMERICAN FINANCIAL CORP.
                      (A Development Stage Enterprise)


                          STATEMENT OF OPERATIONS


                    Nine Months Ended   Three Months Ended
                      September 30,        September 30    Cumulative
                    ------------------  ------------------    from
                       1996      1995     1996      1995    Inception
                    --------  --------  --------  --------  --------
Revenues            $    -    $    -    $    -    $   -     $   -
                    --------  --------  --------  --------  --------
Cost and Expenses:
  General and
   administrative      7,560     6,508     2,502     1,000    15,052
  Offering costs in
   excess of
   proceeds from
   initial public
   offering             -         -         -         -       21,630
                    --------  --------  --------  --------  --------
                       7,560     6,508     2,502     1,000    36,682
                    --------  --------  --------  --------  --------

Net Loss            $ (7,560) $ (6,508) $ (2,502) $ (1,000) $(36,682)
                    ========  ========  ========  ========  ========
Net Loss per
 Common Share       $  (0.24) $  (0.21) $  (0.08) $  (0.03)
                    ========  ========  ========  ========


                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)

                 STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                               Deficit
                                   Capital   Accumulated
                                      in      During the
                         Common     Excess   Development
                          Stock     of Par      Stage     Total
                        --------  --------    --------   --------
Nine Months Ended
 September, 1996:
  Balance,
   January 31, 1996     $      3  $  4,997    $(29,122)  $(24,122)
  Net Loss                  -         -         (7,560)    (7,560)
  Refund of net
   proceeds of public
   offering and
   retirement of common
   stock                    -       (3,240)       -        (3,240)
                        --------  --------    --------   --------
  Balance,
   September 30, 1996   $      3  $  1,757    $(36,682)  $(34,922)
                        ========  ========    ========   ========

                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)


                        STATEMENT OF CASH FLOWS


                                 Nine Months Ended
                                   September 30,         Cumulative
                              ----------------------        from
                                 1996        1995         Inception
                              ----------  ----------     ----------

Cash Flows from Operating
 Activities:
  Net loss                    $   (7,560) $   (6,508)    $  (36,682)
  Adjustments to reconcile
   net loss to net cash
   required:
     Increase in accrued
      liabilities                  2,355       5,000          7,998
     Offering costs in excess
      of proceeds from initial
      public offering               -           -            21,630
                              ----------  ----------     ----------
       Net cash required by
        operating activities      (5,205)     (1,508)        (7,054)
                              ----------  ----------     ----------
Cash Flows from Financing
 Activities:
  Proceeds from issuance of
   common stock                     -          3,600          8,600
  Deferred offering costs,
   net of accrued liabilities       -           -            (5,117)
  Loans from stockholders          4,975       2,000          7,475
  Refund of net proceeds
   of public offering             (3,420)       -            (3,240)
                              ----------  ----------     ----------
       Net cash required by
        financing activities       1,735       5,600          7,718
                              ----------  ----------     ----------

Net Increase (Decrease)
  in Cash                         (3,470)      4,092            664

Cash, Beginning                    4,134        -              -
                              ----------  ----------     ----------

Cash, Ending                  $      664  $    4,092     $      664
                              ==========  ==========     ==========

                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)

                     NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996




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


NOTE 2.      CONTINGENCIES

Going Concern Considerations

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company is in the development stage and has suffered losses from operations during its operating history. As reflected in the accompanying financial statements, the Company has incurred net losses and reflects a deficit accumulated during the development stage as of and for the periods ended September 30, 1996. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.


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

NOTE 4.      NET LOSS PER COMMON SHARE

Net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 30,000 shares for the quarter and 30,200 shares for the year to date in 1996 and 30,600 shares for 1995.