Form 10KSB
period 1996-12-31
MANATEE AMERICAN FINANCIAL CORP
filed 1997-07-17
CIK 911355

FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996.

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from              to
                                  ------------    ------------
Commission File No. 33-67766-A
                    ----------

                   MANATEE-AMERICAN FINANCIAL CORP.
        (Exact name of registrant as specified in its charter)

        Florida                                       65-0422273
-----------------------                             --------------
State or other jurisdiction                         (I.R.S. Employer
incorporation or organization                       Identification
No.)

                   1825 N.E. 164th Street, Suite No. 1
                     North Miami Beach, Florida        33162
          -----------------------------------------------------
          (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (305) 945-7113
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X     No
                               -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:  None

The aggregate market value of the common voting stock held by non-affiliates as of July 1, 1997:
     Not Determinable.

     Shares outstanding of the Registrant's common stock as of July 1, 1997: 2,250,000 shares.

     Transitional Small Business Disclosure Format:
                         Yes       No  X
                             -----    -----

                                 PART I

Item 1.      Description of Business.

     General

     Manatee-American Financial Corp. (the "Registrant"), was incorporated under the laws of the State of Florida on February 24, 1993 and has no operating history. The Registrant was formed as a blank check company for the purpose of seeking a business acquisition without regard to any specific industry or business and has not yet identified any business to be acquired. The Registrant raised $3,600 through the sale of 600 pre-split shares of common stock, $.0001 par value (the "Common Stock") on a "best efforts" basis in its initial public offering. The public offering expired on February 17, 1995. See "Business Acquisitions" below.

     Competition

     Numerous firms also located in South Florida as well as throughout the United States will compete vigorously with the Registrant for the acquisition of businesses and potential business ventures and opportunities. The Registrant will be at a competitive disadvantage in the pursuit of possible target acquisitions because of the inexperience of the Registrant and its management.

     Employees

     The Registrant has only one employee, Dr. Marc B. Tescher, who is only a part-time employee who serves without compensation. The Registrant anticipates hiring a staff of managerial, administrative and possibly sales employees once a business opportunity is secured and active operations are ready to commence, as to which no assurances can be given.

     Business Acquisitions

     During the fiscal year ended December 31, 1996, the Company actively continued with the identification, evaluation and investigation of one or more business opportunities; however, as of the date hereof, the Company has not identified any business opportunities for acquisition.

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

     It is anticipated that business opportunities will continue to be introduced to the Registrant from various sources, including professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. There do not presently exist any plans, understandings, agreements or commitments with any individual for such persons to act as broker or finder of opportunities for the Registrant.

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

     Management cannot now predict when the first acquisition will occur, if ever. It is likely that the investigation and analysis of proposed target enterprises or opportunities will take several months at least, followed by negotiations, contracts and the final closing which may well exhaust additional months. As the Registrant was subject to Rule 419 of the Securities Act of 1933, as amended, (the "Securities Act") the Registrant was required to consummate an acquisition within 18 months of the effective date of its Registration Statement or 18 months from September 21, 1994 in the Registrant's case. The 18 month period terminated on March 21, 1996 without any acquisition being consummated. Accordingly, the Registrant, through its Escrow Agent, returned all investor funds held in escrow in accordance with the terms of the Escrow Agreement and Rule 419 of the Securities Act. All escrowed shares of the investors (600 pre-split in the aggregate) were returned to the Registrant's treasury for cancellation, and the original stockholders' shares (30,000 pre-split in the aggregate) were returned to the Registrant's original
stockholders.   Accordingly, the only outstanding shares held are
900,000 shares by current management, (ii) 960,000 shares by the Registrant's original shareholders, and (iii) an aggregate of 390,000 shares by non-affiliates after the 75 for one forward split unanimously consented to by the then current stockholders on February 11, 1997. Because the 18 month period to consummate an acquisition terminated on March 21, 1996 with no acquisition being made, the Registrant is no longer subject to Rule 419 and is currently a voluntary reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, the Registrant can seek an acquisition candidate and consummate an acquisition or other business combination without compliance with Rule 419 of the Securities Act.

Item 2.     Properties.

     The Registrant has not entered into any business leases. The Registrant currently maintains its business address on a rent free basis from a relative of one of the Registrant's major stockholders at no cost to the Registrant.

Item 3.     Legal Proceedings.

     There are no legal proceedings pending or threatened of any type or otherwise known to be contemplated to which the Registrant or any of its properties is subject.

Item 4.     Submission of Matters to a Vote of Security Holders.

     In the final quarter of the year no matters were submitted to a vote of securityholders.


                                 PART II

Item 5.     Market For the Registrant's Common Stock and Related
            Stockholder Matters.

     Market Information

     The Registrant's shares of Common Stock were not traded during the fiscal years ended December 31, 1993, 1994, 1995 and 1996. The Registrant does not anticipate the commencement of a trading market for the Registrant's securities in the near future.

     Holders

     On July 1, 1997, the approximate number of record holders of the Common Stock of the Registrant was 73.

Item 6.     Selected Financial Data

                      For the Year Ended

                                                            Cumulative
Statement of       December      December      December        from
Income Data:       31, 1996      31, 1995      31, 1994      Inception
                   --------      --------      --------      ---------
  Revenues           - 0 -         - 0 -        - 0 -          - 0 -
  Net Loss         $ (9,809)     $ (5,466)     $(21,939)     ($29,122)
  Net Loss per
  Common Share     $     (0)     $     (0)     $   (.01)        ($.01)


                         As of          As of          As of
Balance Sheet          December       December        December
Data:                  31, 1996       31, 1995        31, 1994
----                   --------       --------        --------
 Current Assets        $    624       $  4,134        $  3,600
 Other Assets              -              -               -
    Total Assets       $    624       $  4,134        $  3,600

 Current Liabilities     37,795         28,256          22,256
 Other Liabilities         -              -               -
    Total Liabilities  $ 37,795       $ 28,256        $ 22,256

 Stockholder's
  Equity (Deficiency)   (37,171)       (24,122)        (18,656)

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

            Results of Operations

     The Registrant, which may be described as a blank check company, has conducted no operations to date.

     On September 21, 1994, the Securities and Exchange Commission declared the Registrant's Form SB-2 Registration Statement, as amended, effective. The Registrant completed its offering of Common Stock through the sale of 600 pre-split shares on as "best efforts" basis, for gross proceeds of $3,600, before deduction of offering costs (the "Net Proceeds"). On or about March 21, 1996, the Registrant's escrow agent for the offering returned to investors their Net Proceeds and the 600 pre-split shares of Common Stock purchased by such investors were returned to the Company's treasury for cancellation pursuant to the terms of the Escrow Agreement and Rule 419 of the Securities Act. As a result, the Registrant is no longer subject to Rule 419 and is now a voluntary reporting company under the Exchange Act. See "Description of Business - Business Acquisitions."

     Liquidity and Capital Resources

     At December 31, 1996, the Registrant had approximately $624 on hand. The $3,240 which was being held in escrow until March 21, 1996 was restricted for the specific purpose of business acquisitions.
Upon return of the escrowed Net Proceeds to investors in March 1996, the Registrant has had virtually no capital to seek a business acquisition. In addition, the Registrant has total current liabilities of $37,795, substantially all of which was incurred in connection with the offering. Accordingly, the Registrant has working capital of approximately $624 at December 31, 1996.

     Although no assurances are given, the Registrant anticipates generating the funds needed to liquidate its outstanding obligations, by means of short-term loan(s) from one or more of its present stockholders, and is continuing to seek one or more suitable acquisition candidates. To date, certain stockholders of the Registrant have made loans to the Registrant for working capital purposes as needed and may continue to do so although no assurances are given. The Registrant has no other sources of income, and the Net Proceeds have been returned to the investors. Management does not currently anticipate the need for additional funding until after an acquisition, if any, is consummated. See "Notes to the Financial Statements - Related Party Transactions."

     The Registrant has no other significant operating expenses at the present time, with facilities being provided by a relative of one of the Registrant's major stockholders at no cost.

Item 8.     Financial Statements and Supplementary Data.

     Reference is made to the Financial Statements attached hereto, commencing on page F-1.

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

     There have been no disagreements between the Registrant and its accountants and auditors with respect to accounting and financial disclosure.

                                PART III

Item 10.     Directors and Executive Officers of the Registrant.

     The following table sets forth certain information with respect to the Registrant's sole officer and director:

      Name                    Age      Positions with the Registrant
      ----                    ---      -----------------------------

Dr. Marc B. Tescher            31      Chairman of the Board;
                                       President, Secretary and
                                       Treasurer
----------------------------------------

  * Jay Goldman resigned as Vice President and a director of the Company on January 2, 1997.

     All directors hold office until the next annual meeting of stockholders of the Registrant or until their successors are elected and qualified. Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. The Registrant does not have an executive, nominating, compensation or audit committee.

     Set forth below is biographical description of each officer listed above and of each director of the Registrant:

     Dr. Marc B. Tescher. Dr. Tescher has been Chairman of the Board of Directors and President since inception. Dr. Tescher is a Doctor of Optometry and has been in private practice since 1992. From 1992 to the present, he has also been a clinical instructor at the College of Optometry at Nova Southeastern University of the Health Services, Davie, Florida. Prior thereto, and from 1988 to 1992, Dr. Tescher attended the University of Houston, College of Optometry where he received his Doctor of Optometry degree in 1992. Dr. Tescher received a Bachelor in Psychology degree in 1988 from Florida International University which he attended from 1984 to 1988. Dr. Tescher and Howard A. Tescher, Esq., a partner in the law firm of Kipnis Tescher Lippman Valinsky & Kain, P.A., the Registrant's corporate and securities counsel and a stockholder of the Registrant, are brothers.

     Dr. Tescher may be deemed to be the sole promoter of the Registrant, as that term is defined in Rule 405 under the Act. Dr. Tescher is not acting as nominee for any person(s) or is otherwise under the control of any person(s). Further, neither Dr. Tescher nor any person(s) acting on his or the Registrant's behalf have had any discussions or made any informal arrangements which may lead to an investment or merger for the Registrant.

     Dr. Tescher is the Registrant's sole employee and therefore, prior to any acquisition or business combination, as to which no assurances are given, he is the only person whose activities will be material to the operations of the Registrant. Management of the Registrant is presently unable to ascertain whether there is expected to be any significant change in the number of employees during the next 12 months from the date hereof.

Item 11.     Executive Compensation.

     There has been no cash or other compensation paid, accrued, or deferred for any officer of the Registrant. The Registrant's directors do not receive compensation for acting in this capacity.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

     The following table sets forth the holdings of Common Stock by each person who, as of June 1, 1997, held of record, or was known by the Registrant to own, beneficially more than five percent of the outstanding Common Stock of the Registrant, by each director and officer of the Registrant and by all directors and officers of the Registrant as a group:

Names and Address of                              Percentage of Common
Beneficial Owner           Number of Shares (1)    Shares Outstanding
----------------           --------------------   --------------------

Dr. Marc B. Tescher(2)           855,000                 38.0%
Jay Goldman(3)                   427,500                 19.0%
Lawrence Weisberg                427,500                 19.0%
Kipnis Tescher Lippman
  Valinsky & Kain, P.A.(4)       427,500                 19.0%
All Directors and Officers
as a group (1 person)            855,000                 38.0%

-----------------------------

(1) The Registrant effected a 75 for 1 forward split of the outstanding shares of Common Stock on February 11, 1997 which resulted in an aggregate of 2,250,000 shares of Common Stock outstanding. Such forward split was unanimously consented to by all stockholders on such date.

(2) Dr. Tescher is the Registrant's Chairman of the Board, President, Secretary and Treasurer and his address is in care of the Registrant.

(3) Mr. Goldman resigned as an officer and director of the registrant on January 2, 1997. In accordance with Rule 144 under the
     Securities Act, his shares of Common Stock are no longer
     "control" shares under Rule 144 as of April 3, 1997.

(4) Kipnis Tescher Lippman Valinsky & Kain, P.A. ("KTLVK") is corporate and securities counsel to the Registrant and its address is One Financial Plaza, Suite 2308, Fort Lauderdale,
     Florida 33394. Howard A. Tescher, a stockholder of KTLVK, is the brother of Dr. Tescher.

Item 13.     Certain Relationships and Related Transactions.

     None.

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.

     (a)   Exhibits
           --------

           Exhibit No.                  Description
           -----------                  -----------

              3.1*        Articles of Incorporation, as amended
              3.2         Articles of Amendment to the Articles of
                          Incorporation of the Registrant dated April
                          23, 1997
              3.3*        By-Laws
              4.1*        Specimen Common Stock Certificate
             10.1*        Form of Escrow Agreement
            --------------
           * Incorporated by reference to the Registrant's
             Registration Statement on Form SB-2, as amended, File No.
             33-67766-A.

    (b)    (1)   The following financial statements are included in
                 Part II, Item 8:
                                                                Page
                                                                ----
      Report of Independent Certified Public                    F-1
        Accountants

      Balance Sheet as of December 31, 1996                     F-2

      Statements of Operations                                  F-3

      Statements of Stockholders' Deficiency                    F-4

      Statements of Cash Flows                                  F-5

      Notes to Financial Statements                        F-6 to F-9

   (c) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal year ended December 31, 1996.


                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MANATEE-AMERICAN FINANCIAL CORP.


Date:  July 14, 1997          By:   /s/ Dr. Marc B. Tescher
                                 -------------------------------
                                 Dr. Marc B. Tescher
                                 Chairman of the Board,
                                 President, Secretary and Treasurer


     In accordance with the Exchange Act, this report has been signed by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Dr. Marc B. Tescher                                July 14, 1997
-----------------------------------
Dr. Marc B. Tescher
Chairman of the Board,
Director, and President,
Secretary and Treasurer
(Principal Executive, Financial
and Accounting Officer)


                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)

                        FINANCIAL STATEMENTS

                         DECEMBER 31, 1996



                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)

                           TABLE OF CONTENTS




                                                            PAGE
                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          F-1
  FINANCIAL STATEMENTS:
    Balance Sheet                                           F-2
    Statements of Operations                                F-3
    Statements of Stockholders' Deficiency                  F-4
    Statements of Cash Flows                                F-5
    Notes to Financial Statements                    F-6 to F-9

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Manatee-American Financial Corp.
   (A Development Stage Enterprise)
North Miami Beach, Florida

We have audited the accompanying balance sheet of Manatee-American Financial Corp. (A Development Stage Enterprise) as of December 31, 1996, and the related statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 1996 and from inception (February 24, 1993) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manatee-American Financial Corp. (A Development Stage Enterprise) as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 and from inception (February 24, 1993) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company is in the development stage and has incurred net losses and reflects a deficit accumulated during the development stage and stockholders' deficiency as of and for the periods ended December 31, 1996. This condition raises substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to this matter are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          RACHLIN COHEN & HOLTZ
Miami, Florida
May 21, 1997
                    MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)


                             BALANCE SHEETS
                           DECEMBER 31, 1996


       ASSETS
       ------

Current Assets:
   Cash                                         $    664
                                                --------
    Total current assets                             664
                                                --------

                                                $    664
                                                ========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current Liabilities:
    Loans payable, stockholders                 $  7,475
    Accrued liabilities, primarily
     to stockholder                               30,320
                                                --------
      Total current liabilities                   37,795     28,256
                                                --------   --------

Commitments, Contingencies and Subsequent Event     -
Stockholders' Deficiency:
    Preferred stock, $.0001 par value;
     authorized 5,000,000 shares; none issued       -         -
    Common stock, $.0001 par value authorized
      20,000,000 shares; issued and outstanding
      2,250,000 shares                                225          3
    Capital in excess of par                        1,535      4,997
    Deficit accumulated during the
      development stage                           (38,931)
                                                 --------
                                                  (37,171)
                                                 --------
                                                 $    624
                                                 ========

                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)


                        STATEMENT OF OPERATIONS

                                                         Inception
                                      Year Ended       (February 24,
                                      December 31,       1993) to
                                                        December 31,
                                   1996         1995        1996
                                 --------     --------    --------
Revenues                         $   -        $   -       $   -
                                 --------     --------    --------
Cost and Expenses:
    General and administrative      9,809        5,466      17,301
    Offering costs in excess of
     proceeds from initial
     public offering                 -            -         21,630
                                 --------     --------    --------
                                    9,808        5,466      38,931
                                 --------     --------    --------

Net Loss                         $ (9,809)    $ (5,466)   $(38,931)
                                 ========     ========    ========

Net Loss per Common Share        $  (-)       $  (-)
                                 ========     ========

                    MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)

                 STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                  Deficit
                                          Capital Accumulated
                                            in    During the
                       Common             Excess  Development
                        Stock     Amount  of Par    Stage     Total
                      ----------  ------  -------  --------  --------
From Inception
 (February 24, 1993) to
  December 31, 1993:
   Issuance of common
    stock             $2,250,000  $  225  $ 4,775       -    $  5,000
   ($.002 per share)
Net Loss                    -       -        -        (1,717)  (1,717)
                       ----------  ------  -------  --------  --------
Balance,
  December 31, 1993     2,250,000     225    4,775    (1,717)    3,283

Year Ended
December 31, 1994:
  Sales of common stock
   in public offering
   ($.08 per share), net
   of allocated offering
   costs                  45,000        5      (5)      -        -

  Net loss                  -        -        -      (21,939) (21,939)

Balance,
December 31, 1994      2,295,000      230    4,770   (23,656) (18,656)

Year Ended
December 31, 1995:
  Net loss                  -        -        -       (5,466)  (5,466)

Balance,
December 31, 1995      2,295,000      230    4,770   (29,122) (24,122)

Year Ended
December 31, 1996:
  Refund of net proceeds
   of public offering
   and retirement of
   common stock          (45,000)     (5)  (3,235)     -       (3,240)
  Net loss                  -        -        -      (9,809)   (9,809)
                      ----------  ------  -------  --------  --------
Balance,
December 31, 1996      2,250,000  $  225  $ 1,535  $(38,931) $(37,171)
                      ==========  ======  =======  ========  ========

                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)


                        STATEMENT OF CASH FLOWS

                                                          Inception
                                        Year Ended     (February 24,
                                        December 31,      1993) to
                                    ------------------  December 31,
                                      1996       1995      1996
                                    --------  --------  ----------
Cash Flows from Operating Activities:
  Net loss                          $ (9,809) $ (5,466) $  (38,931)
  Adjustments to reconcile net loss
   to net cash required:
     Increase in accrued liabilities   4,564     4,000      10,207
     Offering costs in excess of
      proceeds from initial public
      offering                          -         -         21,630

                                    --------  --------  ----------
         Net cash required by
         operating activities         (5,245)   (1,466)     (7,094)
                                    --------  --------  ----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common
   stock                                -        3,600       8,600
  Deferred offering costs, net of
   accrued liabilities                  -         -         (5,117)
  Loans from stockholders              4,975     2,000       7,475
  Refund of net proceeds of public
   offering                           (3,420)     -         (3,240)
                                    --------  --------  ----------
         Net cash required by
         financing activities          1,735     5,600       7,718
                                    --------  --------  ----------
Net Increase (Decrease) in Cash       (3,510)    4,134         624

Cash, Beginning                        4,134      -           -
                                    --------  --------  ----------
Cash, Ending                        $    624  $  4,134  $      624
                                    ========  ========  ==========

                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)

                     NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996



NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

Manatee-American Financial Corp. (the "Company") was incorporated under the laws of the State of Florida on February 24, 1993. The Company's articles of incorporation, as amended in 1997, provide for the issuance of 20,000,000 shares of common stock, with a par value of $.0001 per share, and 5,000,000 shares of preferred stock, with a par value of $.0001 per share.

Series of the preferred stock may be created and issued from time to time, with such designations, preferences, conversion rights and other rights, including voting rights, as adopted by the Board of Directors.

Business

The Company's business is to seek one or more potential business combinations that may, in the opinion of management, merit the Company's involvement. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Development Stage Enterprise

As noted above, the Company was incorporated on February 24, 1993. To date, the Company has been principally engaged in organizational activities and raising capital. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise.

Offering Costs

Costs incurred in connection with the Company's initial public offering, consisting of professional fees directly associated with the offering amounted to $25,230 (see Note 3). Of this total, an amount equal to the net proceeds realized ($3,600) has been charged against stockholders' equity; the balance ($21,630) has been charged to operations in 1994 as offering costs in excess of proceeds from initial public offering.


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 2,261,250 shares for 1996 and 2,295,000 shares for 1995. Retroactive effect has been given to the number of outstanding shares for the subsequent stock split effected on February 11, 1997 (see Note 6).


NOTE 2.     BASIS OF PRESENTATION

As disclosed above, the Company was incorporated on February 24, 1993, and is in the development stage and has no meaningful operating history. Accordingly, the Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as discussed above, the Company is in the development stage and, therefore has generated no revenue to date. As reflected in the accompanying financial statements, the Company has incurred net losses in 1996 and 1995 and reflects a deficit accumulated during the development stage and a stockholder's deficiency as of December 31, 1996. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to this matter encompass the successful completion of the Company's business plan and the attainment of profitable operations, which is dependent upon future events, including obtaining adequate financing to fulfill its business plan and identifying one or more potential businesses that may merit the Company's involvement.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3.     PUBLIC OFFERING

The Company raised additional equity through a Blank Check Offering of its securities. The offering, which was declared effective on September 21, 1994, contemplated the sale of 750,000 shares of common stock at a price of $.08 per share, for gross proceeds of $60,000, before offering costs. The public offering expired on February 17, 1995. Through December 31, 1994, the Company received subscriptions for the sale of 45,000 shares of common stock for proceeds of $3,600. Payment for these subscriptions was received in February 1995. Of these proceeds, the Company retained 10%, or $360, for working capital purposes and deposited the balance ($3,240) into an escrow account pending the consummation of future business combinations.

NOTE 3.     PUBLIC OFFERING

During 1996, the Company determined that it had not made the acquisition of any business enterprise in the time frame prescribed by the rules and regulations of the Securities and Exchange Commission applicable to Blank Check Companies. Accordingly, the Company refunded all funds received from the sale of common stock received in 1994 from the Company's initial public offering, less the 10% allowed to be used for administrative purposes, together with accrued interest, and retired the shares of common stock issued in connection with the initial public offering. The amount refunded ($3,240) has been charged to additional paid-in capital during 1996, and the refund of the accrued interest has been charged to expense during 1996.


NOTE 4.     RELATED PARTY TRANSACTIONS

Loans Payable, Stockholders

The Company's stockholders have, from time to time, loaned the Company funds to meet its obligations. The loans have a balance of $7,475 as of December 31, 1996, are unsecured, non-interest bearing, and have no prescribed terms of repayment. This obligation has been presented as a current liability in the accompanying financial statements.

Professional Fees

The Company has incurred legal fees in connection with the initial public offering and continuing legal services with a law firm that is a stockholder of the Company. Such professional fees amounted to $7,476 from inception through December 31, 1993 (including costs of $1,643 related to the organization of the Company, which have been charged to expense), and $4,564 and $4,219 for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, unpaid fees to the law firm/stockholder amounted to $29,564 and are included in accrued liabilities in the accompanying financial statements.

Administrative Facilities

The Company presently leases office space on a month-to-month basis from a relative of one of the Company's major stockholders at no cost.

It is anticipated that the Company will initially maintain its administrative facilities in leased premises owned by a relative of one of the major stockholders of the Company. Such costs, if any, that may be charged for the use of these facilities, as well as any administrative services that may be provided, will be charged to operations at the time of such determination.


NOTE 5.     INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of December 31, 1996, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $39,000, which expires in 2011.

The Company presently has no significant temporary differences between financial reporting and income tax reporting. The components of the deferred tax asset as of December 31, 1996 were as follows:

Benefit of net operating loss carryforwards      $  6,000
Less valuation allowance                            6,000
   Net deferred tax asset                        $   -

As at December 31, 1996, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a valuation allowance of $6,000, which related to the net operating losses, has been established.


NOTE 6.     SUBSEQUENT STOCK SPLIT

On February 11, 1997, the sole director and all of the stockholders authorized a 75 for 1 forward stock split, thereby increasing the corporation's authorized capital stock to 25,000,000 shares to be divided into two classes, 20,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share. All references in the accompanying financial statements to the number of shares of common and preferred stock and per share amounts for all periods have been retroactively restated to reflect the stock split.