Form 10QSB
period 1997-03-31
MANATEE AMERICAN FINANCIAL CORP
filed 1997-07-17
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-QSB


           [X]  QUARTERLY REPORT    OR   [  ]  TRANSITION REPORT
                   PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997  Commission File No. 33-67766-A


                    MANATEE-AMERICAN FINANCIAL CORP.
      -----------------------------------------------------------
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

     As of March 31, 1997: 2,250,000 shares of common stock were outstanding.

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

     See Item 4. below.

Item 3.     Defaults Upon Senior Securities
-------     -------------------------------

     None.

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     On February 11, 1997 the sole director and all then current shareholders of the Registrant approved, by unanomous written consent, a 75 for 1 forward stock split of the issued and outstanding common stock of the registrant and to amend the Registrant's Articles of Incorporation to increase its authorized capital stock to 25,000,000 shares to be divided into two classes: 20,000,000 shares of common stock, $.0001 par value per share, and 5,000,000 shares of blank check preferred stock, $.0001 par value per share. The Articles of Amendment to the Articles of Incorporation were filed with the Florida Secretary of State on April 23, 1997.

Item 5.     Other Information
-------     -----------------

     None.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

     None.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MANATEE-AMERICAN FINANCIAL CORP.




Date:  July 14, 1997              By: /s/ Marc B. Tescher
                                       -------------------------
                                     Marc B. Tescher, President and
                                     Principal Financial Officer
























                      MANATEE-AMERICAN FINANCIAL CORP.
                      (A Development Stage Enterprise)

                           FINANCIAL STATEMENTS

                             MARCH 31, 1997

                  MANATEE-AMERICAN FINANCIAL CORP.
                  (A Development Stage Enterprise)


                              BALANCE SHEETS

       ASSETS                          March 31,        December 31,
       ------                            1997              1996
                                     ------------       ------------
Current Assets:
   Cash                              $        585       $        624
                                     ------------       ------------
    Total current assets                      585                624
                                     ------------       ------------
                                     $        585       $        624
                                     ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current Liabilities:
       Loans payable, stockholders   $      7,475       $      7,475
       Accrued liabilities, primarily
        to stockholder                     33,571             30,320
                                     ------------       ------------
         Total current liabilities         41,046             37,795
                                     ------------       ------------

Stockholders' Deficiency:
       Preferred stock, $.0001 par
        value; authorized 5,000,000
        shares; none issued                   -                   -
     Common stock, $.0001 par value
        authorized 20,000,000 shares;
        issued and outstanding
         2,250,000 shares                      225               225
       Capital in excess of par              1,535             1,535
       Deficit accumulated during the
        development stage                  (42,221)          (38,931)
                                      ------------      ------------
                                           (40,461)          (37,171)
                                      ------------      ------------
                                      $        585      $        624
                                      ============      ============

                    MANATEE-AMERICAN FINANCIAL CORP.
                    (A Development Stage Enterprise)




                       STATEMENT OF OPERATIONS



                                 Three Months Ended
                                     March 31            Cumulative
                               ----------------------       from
                                  1997        1996        Inception
                               ----------  ----------     ----------

Revenues                       $     -     $       41     $       52

Cost and Expenses:
   General and administrative       3,290       3,520         20,643
   Offering costs in excess
    of proceeds from initial
    public offering                  -           -            21,630
                               ----------  ----------     ----------
                                    3,290       3,520         42,273
                               ----------  ----------     ----------
Net Loss                       $   (3,290) $   (3,479)    $  (42,221)
                               ==========  ==========     ==========
Net Loss per Common Share      $     -     $     -
                               ==========  ==========


                   MANATEE-AMERICAN FINANCIAL CORP.
                   (A Development Stage Enterprise)


                       STATEMENT OF CASH FLOWS


                                   Three Months Ended
                                        March 31,          Cumulative
                                 ----------------------       from
                                    1997         1996       Inception
                                 ----------  ----------     ----------

Cash Flows from Operating
 Activities:
  Net loss                       $  (3,290) $   (3,479)    $  (42,221)

  Adjustments to reconcile net
   loss to net cash required:
     Increase in accrued
      liabilities                    3,250         563         13,458
     Offering costs in excess
      of proceeds from initial
      public offering                 -           -            21,630
                                 ---------- ----------     ----------
        Net cash required by
         operating activities           (40)    (2,916)        (7,133)
                                 ---------- ----------     ----------
Cash Flows from Financing
 Activities:
  Proceeds from issuance of
   common stock                       -           -             8,600
  Deferred offering costs, net
   of accrued liabilities             -           -            (5,117)
  Loans from stockholders             -          2,750          7,475
  Refund of net proceeds of
   public offering                    -         (3,240)        (3,240)
                                 ---------- ----------     ----------
         Net cash required by
          financing activities        -           (490)         7,718


                                 ---------- ----------    ----------

Net Increase (Decrease) in Cash         (40)    (3,406)          585
                                 ---------- ----------    ----------
Cash, Beginning                         625      4,134          -
                                 ---------- ----------    ----------
Cash, Ending                     $      585 $      728    $      585
                                 ========== ==========    ==========

                      MANATEE-AMERICAN FINANCIAL CORP.
                     (A Development Stage Enterprise)

                       NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 1997



NOTE 1.     BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB promulgated by the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature.
The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


NOTE 2.     CONTINGENCIES

Going Concern Considerations

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company is in the development stage and has suffered losses from operations during its operating history. As reflected in the accompanying financial statements, the Company has incurred net losses and reflects a deficit accumulated during the development stage as of and for the periods ended March 31, 1997. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.


NOTE 3.     REFUND OF NET PROCEEDS OF PUBLIC OFFERING

During 1996, the Company determined that it had not made the acquisition of any business enterprise in the time frame prescribed by the rules and regulations of the Securities and Exchange Commission applicable to Blank Check Companies. Accordingly, the Company refunded all funds received from the sale of common stock received in 1994 from the Company's initial public offering, less the 10% allowed to be used for administrative purposes, together with accrued interest. The amount refunded ($3,240) has been charged to additional paid-in capital during 1996, and the refund of the accrued interest has been charged to expense during 1996.


NOTE 4.     NET LOSS PER COMMON SHARE

Net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 2,250,000 shares for 1997 and 2,295,600 shares for 1996.