Form 10QSB
period 1999-03-31
MANATEE AMERICAN FINANCIAL CORP
filed 1999-09-16
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1999            Commission File No. 33-67766-A


                        MANATEE-AMERICAN FINANCIAL CORP.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                             65-0422273
State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization                             Identification No.)


                       1825 N.E. 164th Street, Suite No. 1
                       -----------------------------------
                        North Miami Beach, Florida 33162
               (Address of principal executive offices) (Zip Code)


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

                              Yes  X                     No_____

         As of March 31, 1999: 2,250,000 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.           Financial Statements
-------           --------------------

         Unaudited financial statements for the quarterly period covered by this Report are attached hereto.

Item 2.           Plan of Operation
-------           -----------------

         Manatee-American Financial Corp. (the "Registrant"), was incorporated under the laws of the State of Florida on February 24, 1993 and has no operating history. The Registrant was formed as a blank check company for the purpose of seeking a business acquisition without regard to any specific industry or business and has not yet identified any business to be acquired. The Registrant raised an aggregate of $3,600 through the sale of 45,000 shares of common stock, $.0001 par value (the "Common Stock") on a "best efforts" basis in its initial public offering. The public offering expired on February 17, 1995. Of such amount, 90% (or $3,240) was deposited in an escrow account in accordance with Rule 419 under the Securities Act of 1933, as amended (the "Act"). The balance, $360, was retained by the Company for working capital purposes. At the present time, the Registrant has no other sources of income and does not anticipate the need for substantial additional funding until after an acquisition, if any, is consummated. Certain shareholders of the Company have made loans to the Company for working capital purposes as needed and may continue to do so, although no assurances can be given.

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

         Management cannot now predict when, if at all, an acquisition will be completed. It is possible that the investigation and analysis of proposed target enterprises or opportunities may take several months, followed by negotiations, contracts and the final closing which may take additional months.

         As the Registrant was subject to Rule 419 of the Act, it was required to consummate an acquisition within 18 months of the effective date of its Registration Statement, or March 21, 1996. As no acquisition was consummated, the Registrant, through its Escrow Agent, returned all investor funds held in escrow in accordance with the terms of the Escrow Agreement and Rule 419 of the Act on March 21, 1996. In addition, all escrowed shares of the investors in the public offering (45,000 in the aggregate) were returned to the Registrant's treasury for cancellation and the original stockholders' shares (2,250,000 in the aggregate) were returned to such original stockholders.

         On July 28, 1998, the Registrant entered into a letter of intent, subsequently extended through January 15, 1999, with a unaffiliated entity to effect a business combination subject to mutually satisfactory due diligence on the part of both parties and other contingencies. In connection therewith, such entity paid the Registrant an aggregate of $12,500 which funds were utilized to repay shareholder loans to the Company and for the payment of professional fees and corporate purposes. On February 9, 1999, the Registrant and such entity determined not to further proceed with any business combination.

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

         None.

Item 5.           Other Information
-------           -----------------

         None.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

         None.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MANATEE-AMERICAN FINANCIAL CORP.




Date: September 16, 1999          By: /s/ Marc B. Tescher
                                      ----------------------------------
                                      Marc B. Tescher, President and
                                      Principal Financial Officer

                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 1999


                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)


                                 BALANCE SHEETS

       ASSETS                                               March 31,  December 31,
       ------                                               ---------  ------------
                                                             1999         1998
                                                             ----         ----
                                                          (unaudited)
Current Assets:
   Cash                                                     $  1,943    $  1,968
                                                            --------    --------
   Total current assets                                        1,943       1,968
                                                            --------    --------

                                                            $  1,943    $  1,968
                                                            ========    ========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current Liabilities:
         Accrued liabilities, primarily
         professional fees                                  $ 46,940      42,992
                                                            --------    --------
                  Total current liabilities                   46,940      42,992
                                                            --------    --------

Stockholders' Deficiency:
         Preferred stock, $.0001 par value;
         authorized
           5,000,000 shares; none issued                           -           -
         Common stock, $.0001 par value authorized
           20,000,000 shares; issued and outstanding
           2,250,000 shares                                      225         225
         Capital in excess of par                              1,535       1,535
         Deficit accumulated during the development stage    (46,757)    (42,784)
                                                            --------    --------
                                                             (44,997)    (41,024)
                                                            --------    --------

                                                            $  1,943    $  1,968
                                                            ========    ========

                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)


                             STATEMENT OF OPERATIONS



                                               Three Months Ended
                                                    March 31         Cumulative
                                                                       from
                                               1999         1998     Inception
                                               ----         ----     ---------
                                                    (unaudited)      (unaudited)
Revenues                                       $      -    $   --      $ 12,500
                                               --------    --------    --------

Cost and Expenses:
         General and administrative               3,973         500      37,627
                                               --------    --------
         Offering costs in excess of proceeds
           from initial public offering               -           -      21,630
                                               --------    --------    --------
                                                  3,973         500      59,257
                                               --------    --------    --------

Net Loss                                       ($ 3,973)   ($   500)   ($46,757)
                                               ========    ========    ========

Net Loss per Common Share                      $      -    $      -
                                               ========    ========


                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)


                             STATEMENT OF CASH FLOWS


                                               Three Months Ended
                                                    March 31,       Cumulative
                                                                       from
                                               1999         1998    Inception
                                               ----          ----   ----------
                                                   (unaudited)

Cash Flows from Operating Activities:
  Net loss                                    $ (3,973)   $   (500)  $(46,757)
  Adjustments to reconcile net loss
   to net cash required:
     Increase in accrued liabilities             3,948         500     26,827
     Offering costs in excess of proceeds
       from initial public offering                  -           -     21,630
                                              --------   ---------  ---------

         Net cash provided by (used in)
          operating activities                     (25)          -      1,700
                                              --------   ---------  ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock             -           -      8,600
  Deferred offering costs, net of accrued
   liabilities                                       -           -     (5,117)
  Loans from stockholders                            -           -      9,450
  Refund of net proceeds of public offering          -           -     (3,240)
                                              --------   ---------  ---------
  Repayment of stockholder loans                     -           -     (9,450)
                                              --------   ---------  ---------
         Net cash provided by (used in)
         financing activities                        -           -        243
                                              --------   ---------  ---------

Net Increase (Decrease) in Cash                    (25)          -      1,943

Cash, Beginning                                  1,968         465          -
                                              --------   ---------  ---------

Cash, Ending                                  $  1,943    $    465   $  1,943
                                              ========   =========  =========

                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


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


NOTE 2.           CONTINGENCIES

Going Concern Considerations

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company is in the development stage and has suffered losses from operations during its operating history. As reflected in the accompanying financial statements, the Company has incurred net losses and reflects a deficit accumulated during the development stage as of and for the periods ended March 31, 1999. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.


NOTE 3.           NET LOSS PER COMMON SHARE

Net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 2,250,000 shares for 1999 and 2,250,000 shares for 1998.