Form 10QSB
period 1999-06-30
MANATEE AMERICAN FINANCIAL CORP
filed 1999-09-16
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999           Commission File No. 33-67766-A


                        MANATEE-AMERICAN FINANCIAL CORP.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                        65-0422273
          -------                                        ----------
State or other jurisdiction                            (I.R.S. Employer
incorporation or organization                       Identification No.)


                       1825 N.E. 164th Street, Suite No. 1
                        North Miami Beach, Florida 33162
                        --------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (305) 945-7113
                                 --------------
                         (Registrant's telephone number,
                              including area code)





                                 Not Applicable
                                 --------------
                            (Former name and address)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                     No_____

     As of June 30, 1999: 2,250,000 shares of common stock were outstanding.

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

                                     MANATEE-AMERICAN FINANCIAL CORP.




Date: September 16, 1999         By: /s/ Marc B. Tescher
                                     ------------------------------
                                     Marc B. Tescher, President and
                                     Principal Financial Officer

                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 1999

                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)


                                 BALANCE SHEETS

       ASSETS                                              June 30,  December 31,
       ------                                              --------  ------------
                                                             1999        1998
                                                             ----        ----
                                                          (unaudited)
Current Assets:
   Cash                                                     $  1,754    $  1,968
                                                            --------    --------
   Total current assets                                        1,754       1,968
                                                            --------    --------

                                                            $  1,754    $  1,968
                                                            ========    ========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current Liabilities:
         Accrued liabilities, primarily
         professional fees                                    47,484      42,992
                                                            --------    --------
                  Total current liabilities                   47,484      42,992
                                                            --------    --------

Stockholders' Deficiency:
         Preferred stock, $.0001 par value;
         authorized
           5,000,000 shares; none issued                           -           -
         Common stock, $.0001 par value authorized
           20,000,000 shares; issued and outstanding
           2,250,000 shares                                      225         225
         Capital in excess of par                              1,535       1,535
         Deficit accumulated during the development stage    (47,490)    (42,784)
                                                            --------    --------
                                                             (45,730)    (41,024)
                                                            --------    --------

                                                            $  1,754    $  1,968
                                                            ========    ========


                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)


                             STATEMENT OF OPERATIONS



                                                 Six Months Ended          Three Months Ended
                                                      June 30                     June 30
                                                      -------                     -------      Cumulative
                                                                                                  from
                                                 1999         1998         1999        1998     Inception
                                                 ----         ----         ----        ----     ---------
                                                      (unaudited)              (unaudited)     (unaudited)
Revenues                                        $      -    $      -           -           -    $ 12,500
                                                --------    --------    --------    --------    --------

Cost and Expenses:
         General and administrative                4,706       1,000         733         500      38,360
                                                --------    --------
         Offering costs in excess of proceeds
           from initial public offering                -           -           -           -      21,630
                                                --------    --------    --------    --------    --------
                                                   4,706       1,000         733         500      59,990
                                                --------    --------    --------    --------    --------

Net Loss                                        ($ 4,706)   ($ 1,000)   ($   733)   ($   500)   ($47,490)
                                                ========    ========    ========    ========    ========

Net Loss per Common Share                       ($     -)   ($     -)   ($     -)   ($     -)
                                                ========    ========    ========    ========


                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)


                             STATEMENT OF CASH FLOWS


                                                  Six Months Ended
                                                   June 30,          Cumulative
                                                                       from
                                                  1999      1998     Inception
                                                  ----      ----     ---------
                                                     (unaudited)     (unaudited)
Cash Flows from Operating Activities:
  Net loss                                     ($4,706)    ($1,000)   ($47,490)
  Adjustments to reconcile net loss
   to net cash required:
     Increase in accrued liabilities             4,492       1,000      27,371
     Offering costs in excess of proceeds
       from initial public offering                  -           -      21,630
                                              --------    --------  ----------

         Net cash provided by
          (used in) operating activities          (214)          -      (1,511)
                                              --------    --------  ----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock             -           -       8,600
  Deferred offering costs, net of accrued
   liabilities                                       -           -      (5,117)
  Loans from stockholders                            -           -       9,450
  Refund of net proceeds of public offering          -           -      (3,240)
                                              --------    --------  ----------
  Repayment of stockholder loans                     -           -      (9,450)
                                              --------    --------  ----------
         Net cash provided by (used in)
         financing activities                        -           -         243
                                              --------    --------  ----------


Net Increase (Decrease) in Cash                   (214)  (       -)      1,754

Cash, Beginning                                  1,968           -           -
                                              --------    --------  ----------

Cash, Ending                                  $  1,754    $      -    $  1,754
                                              ========    ========  ==========

                        MANATEE-AMERICAN FINANCIAL CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999




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


NOTE 2.           CONTINGENCIES

Going Concern Considerations

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company is in the development stage and has suffered losses from operations during its operating history. As reflected in the accompanying financial statements, the Company has incurred net losses and reflects a deficit accumulated during the development stage as of and for the periods ended June 30, 1999. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.


NOTE 3.           NET LOSS PER COMMON SHARE

Net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 2,250,000 shares for 1999 and 2,250,000 shares for 1998.