Form 10QSB
period 1999-09-30
EMAGISOFT TECHNOLOGIES INC
filed 1999-10-29
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999         Commission File No. 33-67766-A


                          EMAGISOFT TECHNOLOGIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                        65-0422273
          -------                                        ----------
State or other jurisdiction                           (I.R.S. Employer
incorporation or organization                        Identification No.)


                          405 Central Avenue, 2nd Floor
                          St. Petersburg, Florida 33701
                        --------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (727) 898-0688
                                 --------------
                         (Registrant's telephone number,
                              including area code)

                     MANATEE-AMERICAN FINANCIAL CORPORATION
                         1825 N.E. 164th Street, Suite 1
                        North Miami Beach, Florida 33162

                             -----------------------
                            (Former name and address)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]                 No_____

         As of September 30, 1999: 2,250,000 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.           Financial Statements
-------           --------------------

         Unaudited financial statements for the quarterly period covered by this Report are attached hereto.



                          EMAGISOFT TECHNOLOGIES, INC.
                   (FORMERLY MANATEE-AMERICAN FINANCIAL CORP.)
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


                          EMAGISOFT TECHNOLOGIES, INC.
                   (FORMERLY MANATEE-AMERICAN FINANCIAL CORP.)
                        (A Development Stage Enterprise)


                                 BALANCE SHEETS


       ASSETS                                                         September 30,             December 31,
       ------                                                         ------------              ------------
                                                                         1999                       1998
                                                                         ----                       ----
                                                                      (unaudited)
Current Assets:
   Cash                                                                $    114                   $  1,968
                                                                       --------                   --------
   Total current assets                                                     114                      1,968
                                                                       --------                   --------

                                                                       $    114                   $  1,968
                                                                       ========                   ========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current Liabilities:
         Accrued liabilities, primarily
         professional fees                                               49,736                     42,992
                                                                       --------                   --------
                  Total current liabilities                              49,736                     42,992
                                                                       --------                   --------

Stockholders' Deficiency:
         Preferred stock, $.0001 par value;
         authorized
           5,000,000 shares; none issued                                     --                         --
         Common stock, $.0001 par value authorized
           20,000,000 shares; issued and outstanding
           2,250,000 shares                                                 225                        225
         Capital in excess of par                                         1,535                      1,535
         Deficit accumulated during the development stage              ( 51,382)                   (42,784)
                                                                       --------                   --------
                                                                       ( 49,622)                   (41,024)
                                                                       --------                   --------

                                                                       $    114                   $  1,968
                                                                       ========                   ========



                                                EMAGISOFT TECHNOLOGIES, INC.
                                        (FORMERLY MANATEE-AMERICAN FINANCIAL CORP.)
                                             (A Development Stage Enterprise)


                                                  STATEMENT OF OPERATIONS



                                                 Nine Months Ended       Three Months Ended
                                                    September 30             September 30
                                                    ------------             ------------     Cumulative
                                                                                                 from
                                                  1999         1998       1999        1998     Inception
                                                  ----         ----       ----        ----     ---------
                                                     (unaudited)             (unaudited)      (unaudited)
Revenues                                        $     --     $    --          --          --    $ 12,500
                                                --------    --------    --------    --------    --------

Cost and Expenses:
         General and administrative                8,598       1,000       3,892         500      42,252
                                                --------    --------    --------    --------    --------
         Offering costs in excess of proceeds
           from initial public offering               --          --          --          --      21,630
                                                --------    --------    --------    --------    --------
                                                   8,598       1,000       3,892         500      63,882
                                                --------    --------    --------    --------    --------

Net Loss                                        ($ 8,598)   ($ 1,000)   ($ 3,892)   ($   500)   ($51,382)
                                                ========    ========    ========    ========    ========

Net Loss per Common Share                       ($    --)   ($    --)   ($    --)   ($    --)
                                                ========    ========    ========    ========



                          EMAGISOFT TECHNOLOGIES, INC.
                   (FORMERLY MANATEE-AMERICAN FINANCIAL CORP.)
                        (A Development Stage Enterprise)


                             STATEMENT OF CASH FLOWS


                                                 Nine Months Ended
                                                   September 30,            Cumulative
                                                                              from
                                               1999         1998            Inception
                                               ----         ----            ---------
                                                   (unaudited)             (unaudited)
Cash Flows from Operating Activities:
  Net loss                                    ($ 8,598)   ($ 1,000)           ($51,382)
  Adjustments to reconcile net loss
   to net cash required:
     Increase in accrued liabilities             6,744       1,000              29,623
     Offering costs in excess of proceeds
       from initial public offering                 --          --              21,630
                                              --------    --------            --------

         Net cash provided by
          (used in) operating activities      (  1,854)         --            (    129)
                                              --------    --------            --------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock            --          --               8,600
  Deferred offering costs, net of accrued
   liabilities                                      --          --              (5,117)
  Loans from stockholders                           --                           9,450
  Refund of net proceeds of public offering         --          --              (3,240)
                                              --------    --------            --------
  Repayment of stockholder loans                    --          --              (9,450)
                                              --------    --------            --------
         Net cash provided by (used in)
         financing activities                       --          --                 243
                                              --------    --------            --------


Net Increase (Decrease) in Cash               (  1,854)   (     --)                114

Cash, Beginning                                  1,968          --                  --
                                              --------    --------            --------

Cash, Ending                                   $   114     $    --             $   114
                                              ========    ========            ========


                          EMAGISOFT TECHNOLOGIES, INC.
                   (FORMERLY MANATEE-AMERICAN FINANCIAL CORP.)
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999




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


NOTE 2.           CONTINGENCIES

Going Concern Considerations

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company is in the development stage and has suffered losses from operations during its operating history. As reflected in the accompanying financial statements, the Company has incurred net losses and reflects a deficit accumulated during the development stage as of and for the periods ended September 30, 1999. This condition raises substantial doubt as to the ability of the Company to continue as a going concern.


NOTE 3.           NET LOSS PER COMMON SHARE

Net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 2,250,000 shares for 1999 and 2,250,000 shares for 1998.


NOTE 4.           SUBSEQUENT EVENTS

As of October 20, 1999, the Company entered into a share exchange agreement with Emagisoft Corporation, a Florida corporation, which is anticipated to be consummated on or about October 29, 1999. In contemplation of the anticipated closing of this transaction, the Company changed its name to Emagisoft Technologies, Inc. and increased its authorized common stock to 50,000,000 shares. Upon closing of this transaction, Emagisoft Corporation will be a wholly-owned subsidiary of the Company and the Company will issue 10,000,000 shares of its common stock to the shareholders of Emagisoft Corporation in exchange for their 10,000,000 shares.

Item 2.           Plan of Operation
-------           -----------------

         Emagisoft Technologies, Inc., formerly known as Manatee-American Financial Corporation (the "Registrant"), was incorporated under the laws of the State of Florida on February 24, 1993 and has no operating history. The Registrant was formed as a blank check company for the purpose of seeking a business acquisition without regard to any specific industry or business. The Registrant raised an aggregate of $3,600 through the sale of 45,000 shares of common stock, $.0001 par value (the "Common Stock") on a "best efforts" basis in its initial public offering. The public offering expired on February 17, 1995. Of such amount, 90% (or $3,240) was deposited in an escrow account in accordance with Rule 419 under the Securities Act of 1933, as amended (the "Act"). The balance, $360, was retained by the Company for working capital purposes. At the present time, the Registrant has no other sources of income and does not anticipate the need for substantial additional funding until after an acquisition, if any, is consummated. Certain shareholders of the Company have made loans to the Company for working capital purposes as needed and may continue to do so, although no assurances can be given.

         As the Registrant was subject to Rule 419 of the Act, it was required pursuant thereto to consummate an acquisition within 18 months of the effective date of its Registration Statement, or March 21, 1996. As no acquisition was consummated, the Registrant, through its escrow agent, returned all investor funds held in escrow in accordance with the terms of the escrow agreement and Rule 419 of the Act on March 21, 1996. In addition, all escrowed shares of the investors in the public offering (45,000 in the aggregate) were returned to the Registrant's treasury for cancellation and the original stockholders' shares (2,250,000 in the aggregate) were returned to such original stockholders.

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

         Subsequent Events
         -----------------


         As of October 20, 1999, the Registrant entered into a Share Exchange Agreement (the "Agreement") to acquire all of the issued and outstanding common stock of Emagisoft Corporation, a privately held Florida corporation ("EC")engaged in software design and development, through an exchange of shares of the Registrant for all of the outstanding capital stock of EC (the "Acquisition"). The Agreement is anticipated to be consummated on or about October 29, 1999. Pursuant to the terms thereof, the Registrant has agreed to issue 10,000,000 shares of restricted common stock, $.0001 par value per share (the "Common Stock"), to the historical stockholders of EC (the "EC Stockholders") in exchange for their 10,000,000 shares of EC common stock.

         In contemplation of the anticipated closing of this transaction, pursuant to the written consent of the holders of a majority of the Registrant's outstanding common stock, the Registrant amended its Articles of Incorporation to change its name to Emagisoft Technologies, Inc. and to increase its authorized number of shares of common stock to 50,000,000. Upon closing, which is subject to certain conditions precedent, the sole officer and director of the Registrant will resign. The persons serving as officers and directors of EC immediately prior to the closing will be elected to the same offices with the Registrant and retain their positions as officers and directors of EC.

         Upon consummation of this transaction, the EC Stockholders will beneficially own approximately 81.7% of the voting securities of the Registrant and will acquire control of the Registrant. EC will become a wholly-owned subsidiary of the Registrant.


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


                                              EMAGISOFT TECHNOLOGIES, INC.




Date: October 28, 1999                        By: /s/ Marc B. Tescher
----------------------                        -----------------------
                                              Marc B. Tescher, President and
                                              Principal Financial Officer