Form 10KSB
period 1999-12-31
EMAGISOFT TECHNOLOGIES INC
filed 2000-03-30
CIK 911355

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB



   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1999
                                       OR



   / /     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
           SECURITIES  EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)



                        COMMISSION FILE NUMBER 33-67766-A
                            ------------------------

                          EMAGISOFT TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)



               FLORIDA                                59-3401044
               -------                                ----------
    (State  or  other  jurisdiction  of     (IRS Employer Identification Number)
      Incorporation  or  organization)


405  CENTRAL  AVENUE,  2nd  FLR,  ST.  PETERSBURG,  FL          33701
------------------------------------------------------          -----
(Address  of  principal  executive  offices)               (Zip  Code)

                                 (727)  898-0688
                                 ---------------
              (Registrant's  telephone  number,  including  area  code)

          SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(b)  OF  THE  ACT:

          TITLE  OF  EACH  CLASS          NAME  OF  EXCHANGE ON WHICH REGISTERED

     NONE                              NONE
     ----                              ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $0.0001 par value
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

For the fiscal year ended December 31, 1999, consolidated revenues of the issuer were $ 421,000

As of December 31, 1999, there were 13,174,000 shares of the Registrant's common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of December 31, 1999, was $ 16,467,500.


                      DOCUMENTS  INCORPORATED  BY  REFERENCE

                                      None

Transitional Small Business Disclosure Format  Yes  / /  No  /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TABLE  OF  CONTENTS
                                                                       Page  No.
                                                                       ---------

PART  I.
  ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
  ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .    9
  ITEM 3.  LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .    9
  ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF SECURITY HOLDERS  . .    9

PART  II
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
  ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS  OF  OPERATIONS . . . . . . . . . . . .   10
  ITEM 7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   14
  ITEM 8.  CHANGES  IN,  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . .   28

 PART  III
  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS
            OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE
            EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . .  . . .   28
  ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   29
  ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND
            MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . .   29
  ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS . . . . . .   30

PART  IV
  ITEM 13. EXHIBITS,  FINANCIAL STATEMENTS, FINANCIAL STATEMENT
            SCHEDULES, AND REPORTS  ON  FORM  8-K . . . . . . . . . . . .   30
  SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30


                                     PART I


FORWARD-LOOKING  STATEMENTS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the 'Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon current expectations that involve risks and uncertainties. In our discussions of the Company and our business strategy, we have included financial projections of anticipated future operations. Those projections are based on management's best estimate of the financial effects of future events and should be viewed with caution. Any statements or financial projections contained herein that are not statements of historical facts may be deemed forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts,"
"potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Any forward-looking statements and financial projections are not guarantees of future performance and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties are described and discussed elsewhere in this report. Because of these inherent risks and uncertainties, the forward-looking events may not occur or they may vary materially from those described in this report. You should not rely on these forward-looking statements or financial projections. They are only our opinion as of the date of this report.

ITEM  1.  BUSINESS

The  Company

Through our subsidiaries, we are a provider of Internet software and services. We have developed and are completing QuickSuite, a comprehensive and integrated set of Internet-based software tools engineered for the development, deployment, marketing, and management of commercial Web sites. We are also completing the installation and deployment of QuickServices, a highly reliable network and data processing facility for Internet hosting services and support. As a true Application Service Provider (ASP), we provide our customer with the total hardware and software solution to their Web needs. The ASP model is the trend in business-to-business as well as business-to-consumer outsourcing. As an ASP, our services allow our customers to focus on their core competencies and yet respond to rapidly changing technologies while reducing the high cost of participation in e-commerce.

We have two primary sources of revenues: Rental revenues of our QuickSuite software in connection with the associated Internet Website hosting revenues, (QuickServices); and revenues from Website design through our Solution Support Centers. Both revenue sources compliment the others in providing a total e-commerce solution.

Emagisoft Corporation is a wholly owned subsidiary of Emagisoft Technologies, Inc. Emagisoft Corporation is the developer of the QuickSuite software and the QuickServices hosting platform. Emagisoft Corporation will concentrate on the software development and platform build-out and expansion. Customer service and product sales are to be handled by the third-party Solution Centers, who act as Value Added Resellers (VARs) for the company's products and services.

Interactive Media Solutions, Inc. is a wholly owned subsidiary of Emagisoft Corporation. Interactive Media Solutions, Inc. is a full-service new media agency providing high-quality digital content and Web site design services. With the acquisition of Interactive Media Solutions, Inc., Emagisoft Corporation established the first Solutions Support Center for its products. The Solutions Support Center model will provide training, support, and development services to the entire network of QuickSuite developers and resellers.

Employees

At December 31, 1999, we had 33 employees at our St. Petersburg, Florida headquarters, organized as follows: 13 in software development; 3 in sales and marketing; 8 in media design; 9 in administration. We also use approximately 60 contract programmers in the research and development of our software. There are no collective bargaining agreements in effect. We believe that relations with our employees are good. None of our employees is represented by a union. Generally, our employees are employed on an at-will basis. Several of our key employees are subject to employment agreements. We require all of our employees to sign a Confidential Information and Invention Assignment Agreement, which intends to protect information and ideas proprietary to our company and its subsidiaries.

Network  Overview

Our goal is to provide our customers with superior features and performance. Components of our Internet connectivity solution include a tier-one national backbone over an ATM network. We include high-performance network architecture to give customers excellent service 24 hours a day, with 7-day-a-week reliability. Server throughput and other performance characteristics are monitored automatically for optimal load leveling and traffic balancing.

Many online services companies experience bottlenecking when reading and writing data to their disk drives, but with solid state database disk caching, our drives are writing data to RAM. This decreases the time it takes to access the disk from 7 to 10 milliseconds down to .035 milliseconds, a significant increase in disk drive performance. We can configure the unit (MegaCache 4000) as a cache, a solid-state disk (SSD), or both.

Network Monitoring capabilities are in place to determine many aspects of server health including availability, CPU usages, hard disk space, and other factors. When any of these criteria meet or exceeds pre-determined thresholds, the network administrators are notified. We continuously monitor the network for new devices and the status of equipment on the network. Discovery and monitoring also detect devices that are located across Wide Area Networks (WANs).

Emagisoft Corporation generates Web-based reports for proactive trend analysis on the health of the network. These reports point out trends in performance, availability, inventory, and exceptions. Analysis of this historical data provides a clear picture about the devices in the network, and allows network managers to take action before there is a problem in the network. Emagisoft Corporation will implement proactive management to alert network administrators of network and server issues before problems arise.

The Emagisoft e-commerce solution features an unparalleled level of support by dedicated and fully trained systems and network support staff. Certified third-party integrators participating in the Emagisoft Solution Center program will provide initial QuickSuite customization support. All QuickSuite Web sites will be hosted and administered at Emagisoft's facilities in St. Petersburg, Florida, and at other locations as they become operational. Support services will include 24-hour a day dedicated network administration, with systems support on a standard business day basis and off-hour support available at an additional fee. Additional customer services and support, including support for shoppers through third-party providers, will be addressed on an as-needed basis.

Our network delivery plan involves a zero fault tolerance concerning reliability. To achieve this goal, we have entered into strategic relationships with WinStar; providers of wireless delivered bandwidth, and are negotiating with DSL Networks, a provider of a private data network linked directly to the Internet backbone. These relationships include the delivery of bandwidth for the operation of our network as well as agent relationships for the reselling of the bandwidth to end user customers.

Software  Products  Overview

Core to the Emagisoft "Total E-commerce Solution" are the QuickSuite software tools, each based on an easy-to-learn, easy-to-use, integrated Web browser user interface. QuickSuite technology automates every business function for the Web-based merchant's operation, providing a comprehensive e-commerce solution to create dynamic, feature rich Web sites. The "Total E-commerce Solution" empowers merchants with sophisticated management tools for hands-on business administration, provides an arsenal of marketing weapons to place them ahead of their competition, and creates a powerful yet convenient online environment.

The  QuickSuite  software  includes  the  following  modules:

 QUICKCOMPOSER - WEB PAGE DEVELOPMENT AND MAINTENANCE TOOL KIT QuickComposer provides a simplified environment allowing QuickSuite users to rapidly design, modify, and maintain the visual presentation layers for their Web sites. QuickComposer allows users to create customized environments, motifs, and themes thus offering consistency in backgrounds, bullets, banners, hyperlinks, and navigation bars across their entire Web site - without requiring technical knowledge. This design strategy provides the flexibility to create world-class, consistently designed Web content.

 QUICKRESOURCES  -  FORMS  AND  WORKFLOW  GENERATOR
QuickResources is a tool that allows the user to generate Web browser-based forms that collect and manage information over the Web. These forms enable Web browser users (Web surfers, purchasing agents, customers, etc.) to enter information into the QuickSuite customers' database.

 QUICKPURCHASE  -  E-COMMERCE  ONLINE  CATALOG  DATABASE
QuickPurchase is the underlying commerce engine that drives the client's online e-commerce application for conducting business-to-consumer or business-to-business sales. Descriptions, specifications, and pricing information, etc. can be cross-referenced with user-defined departments and category designations. QuickPurchase enables the manufacturer or reseller to easily maintain the e-commerce "Storefront" or "Distributor Warehouse" once it has been published to the Web. QuickPurchase helps online purchasers to quickly find specific product items through easy-to-use query, sort, and find functions.

 QUICKTRANSACT  -  ONLINE  CREDIT  CARD  PROCESSING  SYSTEM
All business payment transactions require a system to facilitate of sending and receiving payment from the buyer and seller. Emagisoft acts as a gateway for the manufacturer or reseller, presenting charges to the processor designated by them. QuickTransact provides the mechanism for exchange of payment reconciliation and process. QuickTransact facilitates this process through a service-based solution that captures and processes payment data. Optionally, the manufacturer or reseller can choose various additional transaction services including: Authorization, Settlement, Credit, Fraud Screening (through our strategic partner Cybersource), Delivery Address Verification, and Tax Calculations.

 QUICKSTATISTICS  -  CLIENT  TRACKING  SYSTEM
QuickStatistics tracks all Web presence activity specific to each respective hosted Web site, including numbers of visitors each minute, hour, day, week, month, and year. It provides detailed information about visitors including: active sessions, unique sessions, browser type, referring URL, referring search engine and keyword, network geographic location of user, their desktop browsing platform, their behavior while at the Web site, etc.

 QUICKPOSITION  -  SEARCH  ENGINE  PLACEMENT  AND  INDEXING  TOOLS
QuickPosition is a key Internet marketing tool which provides an interactive environment for collecting and updating information about the Web site for automated submission and indexing to search engines and link directories.

The different modules of the software are in various stages of development, with the release of commercial versions of all modules scheduled for the second and third quarters of 2000.

Website  Design  Overview

The QuickSuite solution is a total e-commerce solution including, if desired, professional Website configuration and design. During the software completion phase, Emagisoft is funneling beta applications of the software tool to its subsidiary, Interactive Media Solutions, Inc. (IMS). As Emagisoft's in-house, Solutions Support Center (SSC), IMS compliments implementation of the QuickSuite family of software tools and provides us with high quality beta sites showcasing the software. During these final phases of product development, IMS customers are not charged for the software component of the E-commerce platform; however, design service fees as well as hosting fees apply.

Benefits  of  the  QuickSuite  Solution

We believe our Total Solutions Provider (TSP) business model provides the following benefits:

Implementing e-commerce applications in-house by a company is a costly and involved process. Often up-grades and additional information technologies (IT) staff is required. Our software and network solutions often result in substantial cost savings to our customers. Our e-commerce platform gives customers access to innovative technology traditionally reserved only for large companies.

Laypeople with minimum technical experience are able to use QuickSuite to conduct their daily Internet activities. In-house applications often require a broad range of people with a complex combination of skills with many different software tools and technologies. The way Web presences are now designed and maintained, companies have to install many different software applications and, by proxy ties the users to a particular machine to make it work. QuickSuite customers, however, are always using the most current version regardless of where they log in from, as well as not having the hassle of upgrading or downloading new versions.

The QuickSuite family of software is totally integrated and each module operates seamlessly with the others. This often results in substantial savings in time and eliminates compatibility issues often found in other e-commerce platforms.

The QuickSuite platform is completely browser-based with a user-friendly interface. Access to the e-commerce site is only limited by permission and Internet connectivity. Our customers can have full access to all authorized areas of their e-commerce site from any computer with Internet connectivity, anywhere in the world.

Customers

We plan to have our Solutions Center Sales Channel market, target, and sell primarily to companies with annual revenues of at least one-half of a million dollars and higher, with no limitation on the company size, to include Fortune 1,000, 500, and 100 companies. However, companies with annual revenues between $1 million and $100 million will be the primary target demographic for Emagisoft's products and services. Both business-to-business and business-to-consumer applications benefit from our robust, scalable platform.

Competition

The Application Service Provider (ASP) model involves the use of third parties to remotely host a company's applications. The ASP provides software, Internet hosting, and connectivity, as well as design services, and a wide array of support functions. The industry, while still in its infancy, is highly competitive and there are no substantial barriers to entry. The most significant factors include reliability, quality of services, and an established network of business references.

Our competition includes large suppliers of Internet solutions including Oracle, Microsoft, Qwest, GTE, and others who are forming partnerships to provide ASP solutions. In addition, medium and small sized Internet Service Providers (ISPs) are forming alliances with software and design firms to complete their ASP product offerings. Major systems integrators such as Andersen Consulting, L.L.P., IBM and others provide information technology solutions including Internet-related products to their customers.

While it is uncertain who will ultimately command the largest market share of the ASP market, the telecommunications carriers and other providers of bandwidth will have the advantage of greater economies of scales and the ability to engage in various forms of price competition. We have formed and are continuing to pursue strategic alliances with several upstream providers, including WinStar and DSL Networks, to benefit from their network and pre-existing customer bases. These relationships include the delivery of bandwidth for the operation of our network as well as agent relationships for the reselling of the bandwidth to end user customers.

Our  Strategy

We will adopt aggressive marketing and sales strategies that will utilize e-commerce technologies, traditional marketing, direct mail and telemarketing programs, and strategic alliances to ensure the broadest possible market penetration for QuickSuite in the most timely fashion.

A direct sales force will be deployed to quickly establish reseller channels including: hardware integrators, Web developers, Solutions Centers, VAR's, and distributors. Resellers will be encouraged to tie-in e-commerce marketing programs supported by the Emagisoft Website and e-mail promotional programs. Trade shows, product seminars, and special events will target the reseller channels to develop and expand this distribution channel. E-mail marketing campaigns will target small businesses, VAR's, and Fortune 5000 companies.

A focused publicity campaign will disseminate new product release notices and product reviews by prominent writers and Internet personalities to appropriate print media. Beta test sites will be developed in conjunction with prominent, high profile companies, to be presented as third-party endorsement and showcases for the QuickSuite products.

A comprehensive advertising campaign will concurrently build market awareness of the "Total E-commerce Solution" and the Emagisoft Web site. Targeted publications will be chosen for each market segment including end-users, VAR's, resellers and developers. Co-op advertising programs will also be developed with the resellers.

Emagisoft is forming and continues to pursue strategic alliances and partnerships with key industry leaders. Strategic alliances and partnerships also provide preferred access to technical products, resources, and assistance, helping to ensure that QuickSuite remains at the leading edge of e-commerce technology. Publicity campaigns will be deployed for each partnership and alliance to promote the implicit third-party endorsement and credibility generated.

Emagisoft's strategy includes enlisting a network of resellers from 40 major metropolitan US markets and using traditional channel-support strategies. Solutions Centers, as we call these resellers, are best suited for marketing and servicing our products and services. We will help them design a marketing strategy and offer a series of sales training courses for their integrator staff. There will also be separate training for the salespeople.

We will be rolling out up to eight new regional facilities, geographically and strategically located in major US markets. Within these facilities, there will be a Solutions Support Center with graphic designers and, QuickSuite professionals who will offer training and support for new and existing Solutions Centers in that region. There will be a full-service 24/7 Internet Data Processing Center. We estimate that over the next 24 months, we will establish relationships with approximately 1500 Value Added Resellers (VARs) and recruit them as Solutions Centers.

Regional facilities for Emagisoft will expand as we continue to grow. All Regional Solutions Support Centers will conduct weekly QuickSuite training Sessions for new and existing Solutions Centers. There will also be an Emagisoft regional sales manager's office and a product showroom, as well as a regional Internet Data Processing Center complete with high-bandwidth Internet Data Communications, rendering servers, application servers, and database servers. All regional centers will be connected to the Emagisoft corporate headquarters in St. Petersburg, Florida for centralized administration and coordination as well as providing redundancy to our network.

Risk  Factors

In addition to other information in this report, the following risk factors should be carefully considered by investors evaluating us. These risks may impair our ability to obtain favorable operating results and realize our business prospects. Our limited history of operations makes an evaluation of our future difficult. Forward-looking statements are subject to known and unknown factors that may result in our strategy proving to be unsuccessful. Actual results could differ materially from those projected in any forward-looking statements.

     Our  company  is  in  the  early  stages  of  development.

Emagisoft Technologies, Inc. is in the final stage of product development and market strategy implementation. We have very little operating history on which to evaluate the probability of our future success. The first commercial version of our software is scheduled for release in the second quarter of 2000. Early stage companies typically encounter difficulties and risks, as further discussed in this section. Our continuing viability is contingent on how we address these risks.

     We have a history of losses and expect to incur additional losses in the future.

We have incurred a net loss of $981,288 in 1999. We expect to derive substantially all of our revenues from the sale of our software and hosting revenue from customers using our software. There is no historical information on the achievability of those sales. We expect to incur significant sales and marketing, research and development, and general and administrative expenses.

     We  need  to  hire  additional  personnel.

Our future depends on our ability to identify, attract, hire, train, and retain highly skilled technical, managerial, sales, and marketing personnel. The market for such personnel is highly competitive. If we fail to successfully attract and retain a sufficient number of qualified personnel, our business could suffer.

     Key  personnel.

Our performance depends on the continued service of several key personnel. We maintain key life insurance on Kyle Jones, our Chief Executive Officer, William Egge, our Senior Software Engineer and David Hollis, our Chief Information Officer in the amount of $ 1,000,000 each. If we lose the services of these and other executives, our business could suffer in excess of the coverage of the policies.

     Implementation of our products by large customers is complex, time consuming, and expensive. We expect to experience long sales and implementation cycles.

Our products and services often require approval by many users within a buying organization. The implementation is often complex, time consuming, and subject to lengthy decision processes. Many of our customers will be considering their Internet presence for the first time, and must change established business practices to do so. Our targeted customer base includes small and large customers. It frequently takes several months of expensive and time consuming negotiations to finalize a large sale.

     The business-to-business electronic commerce industry is very competitive. The participants in the industry are growing exponentially. If we are unable to compete, the achievability of our business strategy will be seriously harmed.

The market for e-commerce solutions is large and very attractive to other software and service companies. The relatively low barriers to entry and the intense competition caused by many entrants to the industry will likely result in price reductions, reduced gross margins, and loss of market share, any of which could seriously harm the achievability of our business strategy.

     Our  expansion  plans  involve  risk.

Our strategy involves establishing a number of regional locations in various cities of the United States. Each location is subject to hurdles including space availability and, qualified personnel availability, in addition to differing costs of living and doing business. If we fail to successfully establish our regional presence in the anticipated time frame, the achievability of our business strategy could suffer.


     We could be subject to potential liability claims and third-party liability claims related to products and services we sell.

Our products and services are used to establish our customer's Internet presence.
Any errors, defects, or other performance problems could result in financial and other damages to our customers. A product or service liability claim brought against us, regardless of its validity, would be costly to us. Our customer contracts are designed to abate or limit our exposure to such claims; existing or future laws or unfavorable judgments could negate such limits of liability and prove costly to us.

     If  the   protection  of  our  intellectual  property  is  inadequate,  our
Competitors may gain access to our technologies and we may lose customers or market share.

We depend on our ability to maintain and defend the proprietary aspects of our technologies. We rely on contractual provisions, confidential procedures, and trade secrets as well as copyright and trademark laws to protect our software, documentations, and other materials and trade secrets. We take every possible measure to protect our property. However, unauthorized parties may successfully attempt to copy or otherwise steal certain aspects of our intellectual property and use it to take market share from us. To the extent that we are not successful in protecting and defending our property rights, our business may suffer. Third parties may challenge our rights to such intellectual properties. Any claims, regardless of their validity, would be costly to us.

     We may need to raise additional capital in order to implement and expand our business strategy. This capital may not be available on acceptable terms, if at all.

We expect the proceeds from our next private offering will adequately meet our cash flow requirements for at least the next twelve months. Although we believe that the cash flows from operations and the cash reserves that result from our projected financial results will be adequate during our projection periods, they may not be. After that we may need to raise additional funds, and we cannot be certain that we will be able to obtain the required financing on favorable terms, or at all. If we are unable to sustain our cash flow needs from internal operations and are unable to raise adequate capital to provide such needs, our business could be seriously harmed. If we have to use additional stock offerings as a means to raise funds, the stock of existing stockholders will be diluted. If we are unable to raise additional funds, we may have to reduce operations significantly.

     Our business depends on the continued growth of the Internet and the growth of electronic commerce. If the growth in the Internet and e-commerce does not continue, our business will be seriously harmed.

Our strategy depends on the increased acceptance and use of the Internet by businesses for commerce. The growth of the Internet is unprecedented in its magnitude and effects on the world economy. There is no certainty as to its continuance. If acceptance and use of the Internet do not continue to grow, the demand for our products and services will diminish.

     Our hosting platform may experience problems because of high volumes of traffic.

While the architecture of our hosting platform is sound, it remains unproven in an environment of high traffic. In addition, end users of our customers' Websites rely on various means of access to the Internet itself. Telecommunication companies that provide user gateways sometimes experience outages and other disruptions of service. These disruptions are often unrelated to the performance of our products and services. Such disruptions could, however cause users and, as a result, our customers to perceive our products and services as not functioning properly, and this could affect our business.

     Technology  changes  affect  our  business.

Fast changing technology, customer demands, and changing industry standards typify our market. Our future success depends on our ability to respond to changes in the market. Our products and services will require continual updates to respond. We may not be successful in our efforts to adapt to an ever-changing environment.

     We  rely  on  the  Internet  infrastructure.

The Internet is composed of a network backbone that provides connectivity and security to the end user. If the use of the Internet continues to grow at the current levels, the infrastructure may not be able to support the demands placed on it. Delays or other performance problems could result in the Internet losing its commercial appeal as a form of media. If the Internet infrastructure is not expanded to meet the demands of its continued growth, it will lose its viability as a medium for advertising and commerce, and our business could suffer.

     Our  hosting  platform  faces  security  risks.

Even though we continually implement security measures, our network may be vulnerable to unauthorized access by hackers and others, computer viruses, and other disruptions. The Internet's security has been breached as a result of intentional or accidental actions of users. Although we intend to continue to implement security measures, our future measures may be breached. Computer viruses and other security problems may require interruptions, delays, or other outages to users accessing our network, which could harm our business.

Some users of online e-commerce services, particularly credit card processing, are highly concerned about the security of public transmission of personal and financial information. Although we are confident that the encryption and other authentication technologies that we employ in our network adequately abate security concerns, such measures are subject to breach. Security breaches could result in damage to our reputation and possible litigation and liability, which could harm our business.

     We  may  become  subject  to  governmental  regulation.

The government has thus far taken a hands-off approach to the Internet. With the increasing use of the Internet and the capture of market share by its e-commerce providers, this could change. Laws concerning privacy, taxation, content, and disclosure could be enacted. Such laws could stifle the growth of the Internet economy and harm our business.

ITEM  2.  PROPERTIES
We lease the space where our business offices and network equipment are located. Our St. Petersburg, Florida main location is approximately 10,000 square feet. In addition, we lease a facility of approximately 3,000 square feet to house other programmers. We will be pursuing the lease of additional properties for our regional Solutions Support Centers during the following three quarters.

ITEM  3.  LEGAL  PROCEEDINGS
Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
Not  applicable


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Our stock is not currently traded on the OTC Electronic Bulletin Board, Nasdaq or any securities exchange.
We have not nor do we intend to, in the near future, declare or pay cash dividends on our capital stock.
During the 1999 fiscal year, we have issued and sold the following unregistered securities:

(1) Effective October 29, 1999, the Registrant acquired all of the outstanding capital stock of Emagisoft Corporation f/k/a Net Advantage, Inc., a privately held Florida corporation ("Emagisoft"), through an Exchange of shares of the Registrant for all of the outstanding capital stock of Emagisoft (the "Acquisition"). The Registrant issued 10,000,000 shares of restricted common stock, $.0001 par value (the "Common Stock") to the former stockholders of Emagisoft in exchange for an aggregate of 10,000,000 shares of Class A Voting Common Stock of Emagisoft. As part of the Acquisition, the Registrant also acquired Emagisoft's wholly-owned subsidiary, Interactive Media Solutions,Inc. ("Interative")
(2) 864,000 shares of Common stock were issued in a private placement in December 1999 to 24 investors. The aggregate consideration received for the shares was $1,080,000 or $1.25 per share.
(3)     60,000  shares  of Common stock were issued to a consultant for service.
(4) From January 1, 1999 through December 31, 1999, stock options to purchase an aggregate of 350,000 shares of Common stock were granted to employees with an exercise price of $1.50 per share. The options expire 10 years from the date of the grant.
(5) In December 1999, stock options to purchase 100,000 shares of Common stock were issued to an outside party for promotional services to be rendered over a three-year period. The options have an exercise price of $2.00 per share. These options are exercisable at the earlier of either December 30, 2001, or twelve months following the date of the Company's initial public offering of shares of Common stock to the public.

No underwriters were used in connection with these sales and grants. All investors were "Accredited Investors", as that term is defined in Rule 501 of Regulation D, as promulgated under the Securities Act of 1933, and adopted by the Securities and Exchange Commission. The issuance of securities were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and rule 701 promulgated under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes, elsewhere in this report. In addition to historical information, this section contains forward-looking statements that involve known and unknown risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated and described in this section. The reader should read this section in combination with the risks and uncertainties described in Item One of this report under Risk Factors. You should not rely on any forward-looking statements. They are our opinion as of the date of this report, and might not take place.

Overview

Through our subsidiaries, Emagisoft Technologies, Inc. is a developer and provider of e-commerce enabling software, and Website design and hosting services. We were founded in 1996 and operated as a computer systems integrator and Internet Service Provider until early 1999, when we began development work on the QuickSuite family of software tools. Initially, the costs of developing QuickSuite were funded internally through the sale and installation of computers and third-party software systems, as well as Internet Service Provider hosting revenues. As the architecture of the software came approached completion, we did a series of private placement offerings to provide the funds necessary to complete the products.

We are an Application Service Provider (ASP). An ASP is third-party service firm that deploys, manages, and remotely hosts a software application through centrally located servers. Our customers rent our software and our hosting facilities. Such an arrangement allows our customers to present a robust e-commerce Internet presence without having to implement and support the required infrastructure.

Our revenues are derived from software licensing fees and recurring commerce server provider hosting fees, as well as Website design services. Our pricing structure allows our customer to scale the cost of our services to their needs. The software is licensed to our customer in user increments. The commerce server hosting fees are calculated on the amount of bandwidth required to deliver the customer's content to the requests of their end users. Initially, the bandwidth volume is estimated by our customer. Usage is monitored, and customers who exceed their estimates are allocated additional server capacity and billed accordingly. During the final phases of development, customers have been provided free use of our software tools in beta testing, although commerce server hosting fees apply.

The costs of our revenues include Internet connectivity costs, sales and marketing expenses, and general and administrative expenses. Internet connectivity costs include telecommunication and other bandwidth costs. Sales and marketing expenses consist primarily of salaries, advertising, trade show expenses, travel, entertainment, and promotional expenses. General and administrative expenses include: salaries of our software development team before the development phase, network, and administrative personnel; professional fees; insurance; training; telephone and supplies; occupancy costs; depreciation; and other miscellaneous operating expenses.

Although we expect our revenues to increase as we establish and maintain market share, we have incurred significant costs in developing our products and establishing our commerce server network, as well as administrative costs associated therewith. As of December 31, 1999, we had an accumulated deficit of $ 1,023,512. We expect to incur additional losses and capital expenditures as we establish our infrastructure and achieve our desired customer base. Our success is contingent on our completing the development of our products and effectively implementing our sales and marketing plan. We therefore expect to continue to incur substantial operating losses in the foreseeable future.

Results  of  Operations

The following table sets forth certain financial data for the periods indicated. The data has been derived from the consolidated financial statements in this report. The operating results presented should not be considered indicative of any future results of operations.


                                                     1999          1998
                                                  -----------    --------

Consolidated Statements Of Operations Data
Revenues . . . . . . . . . . . . . . . . . . . .  $  421,004     $216,377

Direct costs . . . . . . . . . . . . . . . . . .     127,900      102,816
                                                  -----------     --------
Gross profit . . . . . . . . . . . . . . . . . .     293,104      113,561
                                                  -----------     --------

Operating expenses:
Sales and marketing. . . . . . . . . . . . . . .      16,456          201
General and administrative . . . . . . . . . . .   1,185,593       46,488
Depreciation and amortization. . . . . . . . . .      83,638       43,378
                                                  -----------    --------
Total operating expenses . . . . . . . . . . . .   1,285,687       90,067
                                                  -----------    --------


Loss from operations . . . . . . . . . . . . . .    (992,583)      23,494
Other income . . . . . . . . . . . . . . . . . .      11,295            -
                                                  -----------    --------


(Loss) income before provision for income taxes.    (981,288)      23,494

Provision for income taxes . . . . . . . . . . .           -        8,841
                                                  -----------    --------

Net (loss) . . . . . . . . . . . . . . . . . . .  $ (981,288)    $ 14,653
                                                  ===========    ========

Net (loss) income per share - basic and diluted.  $     (.09)    $   0.00
                                                  ===========    ========
Weighted avg. common shares - basic and diluted   11,043,142   10,827,000
                                                  ===========  ==========

Consolidated  Balance  Sheet  Data:

Cash, cash in escrow . . .                        $ 1,075,236  $ 25,596
Working capital. . . . . .                        $   860,077  $ (6,848)
Total assets . . . . . . .                        $ 1,986,733  $110,662
Long-term liabilities. . .                        $       -    $    -
Accumulated deficit. . . .                        $(1,023,512) $(42,224)
Total stockholders' equity                        $ 1,659,386  $ 68,811

Revenues

In 1999, we were in a transitional stage. Our focus went from equipment sales and integration services to Website design and hosting. We also accelerated our software product development and completed the preliminary hosting platform in accordance with our business plan. Our revenues increased from $ 216,377 in 1998 to $421,004 in 1999. Revenues from equipment sales comprised 45% of total revenues in 1999.

Direct  Cost  of  Revenues

The Direct Cost of Revenues consisted primarily of computer equipment for resale and Internet connectivity costs. Direct costs related to hardware and software sales increased slightly in spite of the decrease in the related sales revenues. Our change in focus contributed to the increase in hardware and software purchased for resale as buying efficiencies decreased. In addition, the size of the installation engagements decreased and therefore value added billings decreased.

Selling,  General,  and  Administrative  Expenses

Selling, general, and administrative expenses increased from $90,067 in 1998 to $1,285,687 in 1999. This increase is the result of our refocus on the development of the QuickSuite platform. Increased salaries and other software programming costs, as well as professional fees, travel, marketing, and other operating expenses, were incurred in 1999. In addition, substantial capital expenditures of approximately $ 400,000 were incurred in 1999 for the preliminary completion of the hosting platform network, and resulted in an increase in depreciation expense in 1999.

Software  Development  Costs

Software development costs of $226,954 were capitalized in 1999 in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalization of such costs will cease when the Quicksuite products are substantially complete and ready for its intended use. At that time, the capitalized costs will be amortized on a straight-line basis over a three-year period.

Income  Taxes

We recorded deferred income tax expense of $ 8,841 in 1998 and a current and deferred income tax benefit of $ 404,346 in 1999, arising principally from incurred operating losses. Since it is not reasonably certain that we will generate taxable income to use the tax benefit, a valuation allowance of $ 404,346 has been established.

Balance  Sheet  Commentary

At December 31, 1999, we had $ 1,075,236 of cash and cash in escrow. These balances primarily resulted from private financings in July and October of 1999. The accounts receivable balance of $ 38,694, net of allowance for doubtful accounts of $16,062, consists primarily of customer billing for Website design work and monthly hosting services.

Property, plant, and equipment balances increased 559% from December 31, 1998 to December 31, 1999. Substantial investment in network hardware and software was required to complete the preliminary network platform.

Current liabilities include accounts payable, accrued liabilities and deferred revenue at December 31, 1999 of $ 327,347 incurred in the normal course of business.

Plan  of  Operations

In 1999, we neared completion of our initial version of the QuickSuite software tool and finalized our sales and marketing plan. Revenues were minimal and consisted of revenues from design and hosting of beta Websites. Costs associated with staffing and corporate infrastructure, including network equipment and administrative, network personnel costs, were substantial.

Our business plan outlines a rollout of the first version of several of the QuickSuite modules in second quarter 2000. Several of the modules will be in version 1 at that point, and the initial marketing efforts including product branding and promotion will occur. In addition, regional Solutions Support Centers are scheduled to open during quarters two through four. Each regional Solutions Support Center will establish our presence in a major metropolitan area, giving us network, sales, product support, and training facilities. Each regional Solution Support Center is expected to require approximately 36 persons to operate. Salesman, Network support personnel, website production personnel, training and support personnel are required. The St. Petersburg, Florida Solution Support Center will also require approximately 30 additional staff during Quarter II to facilitate the product rollout. In addition, each regional Solution Support Center requires a substantial investment in network and other equipment. Approximately $400,000 in network and other equipment, furniture and fixtures and leasehold improvements are budgeted for each SSC.

Initial sales and marketing efforts, general and administrative expenses, increases in the number of employees, as well as network equipment build out, will require substantial amounts of cash. Projected negative cash flow for 2000 exceeds $ 13,000,000. Positive cash flow is not anticipated until third quarter 2001, according to our projections. To address this funding need, we are seeking to raise funds through a private placement. We believe that the funds generated by this transaction will be sufficient to fund operations for at least 12 months. In the event the funding is not received, we believe we can revise our operating plan to reduce costs to such a level that the Company will be able to fund operations for the next twelve months.

Year  2000  Compliance

Prior to January 1, 2000, there was considerable concern regarding the ability of computers to adequately recognize 21st century dates from 20th century data due to the two-digit date fields used by many systems. Most reports today, however, are that computer systems and software programs are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. The Company develops, markets, implements and supports fully integrated enterprise-wide software applications for public sector organizations and public and private utilities.
The Company has completed the Year 2000 upgrades of its systems. The Company used existing resources for its Year 2000 compliance efforts, without incurring significant incremental expenses. As of the date of this Report, the Company has not experienced any disruption in its products as a result of any failure of any of its products to function properly as of January 1, 2000. The Company also has not experienced any Year 2000 failures related to any of its vendors or suppliers. The Company does not expect to incur any significant costs related to Year 2000 activities.
      Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not, in the future, identify equipment or systems that are not Year 2000 compliant.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
     The following consolidated financial statements, and the related notes thereto, of Emagisoft Technologies, Inc. and the Report of Independent Auditors are filed as a part of this Form 10-KSB.

                         CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999
        TOGETHER WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS

Independent Auditor's Report                                             Page 14
Consolidated Balance Sheets                                              Page 15
Consolidated Statements of Operations                                    Page 16
Consolidated Statements of Changes in Stockholders' Equity               Page 17
Consolidated Statements of Cash Flows                                    Page 18
Notes to Consolidated Financial Statements                               Page 19

               Report of Independent Certified Public Accountants

To Emagisoft  Technologies,  Inc.:

We have audited the accompanying consolidated balance sheets of Emagisoft Technologies, Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emagisoft Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations and the cash position of the Company raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /s/ ARTHUR ANDERSON LLP


Tampa,  Florida,
March  10,  2000

                  EMAGISOFT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  ---------------------------------------------


            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1999 AND 1998
            ---------------------------------------------------------



ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1999        1998
                                                                            ------------  ----------

CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   995,236   $  25,596
Cash in escrow . . . . . . . . . . . . . . . . . . . . . . . . . . . .           80,000           -
Accounts receivable, net of allowance for doubtful accounts of $16,062           38,694           -
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           65,883           -
Due from stockholder . . . . . . . . . . . . . . . . . . . . . . . . .            7,611           -
Current portion of deferred tax asset. . . . . . . . . . . . . . . . .                -       9,407
                                                                            ------------  ----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .        1,187,424      35,003
                                                                            ------------  ----------

PROPERTY AND EQUIPMENT:
Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . .           75,376      10,060
Computer equipment . . . . . . . . . . . . . . . . . . . . . . . . . .          461,747     107,222
Software . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           54,946      45,160
Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . .            3,323           -
                                                                            ------------  ----------
                                                                                595,392     162,442
Less- Accumulated depreciation . . . . . . . . . . . . . . . . . . . .         (202,887)   (102,852)
                                                                            ------------  ----------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .          392,505      59,590
                                                                            ------------  ----------
OTHER ASSETS
Software development costs . . . . . . . . . . . . . . . . . . . . . .          226,954           -
Goodwill, net of accumulated amortization of $15,966 . . . . . . . . .          175,625           -
Deferred tax asset, less current portion . . . . . . . . . . . . . . .                -      16,069
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,225           -
                                                                            ------------  ----------
Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          406,804      16,069
                                                                            ------------  ----------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,986,733   $ 110,662
                                                                            ============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    73,546   $  14,547
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          248,893      27,304
Billings in excess of costs and estimated earnings on uncompleted contracts       4,908           -
                                                                            ------------  ----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .          327,347      41,851
                                                                            ------------  ----------

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 20,000,000 shares authorized,
13,174,000 issued and outstanding. . . . . . . . . . . . . . . . . . .            1,317       1,083
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .        2,681,581     109,952
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .       (1,023,512)    (42,224)
                                                                            ------------  ----------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .        1,659,386      68,811
                                                                            ------------  ----------
Total liabilities and stockholders' equity . . . . . . . . . . . . . .       $1,986,733    $110,662
                                                                             ==========   ==========



     The accompanying notes are an integral part of these consolidated balance sheets.

                  EMAGISOFT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------




                                                     1999         1998
                                                 ------------  -----------
REVENUES:
Architectural and web site design services. . .  $   207,594   $         -
Hardware and software sales and support . . . .      187,532       194,590
Internet provider services. . . . . . . . . . .       25,878        21,787
                                                 ------------  -----------
Total revenues. . . . . . . . . . . . . . . . .      421,004       216,377

DIRECT COSTS. . . . . . . . . . . . . . . . . .      127,900       102,816
                                                 ------------  -----------
Gross profit. . . . . . . . . . . . . . . . . .      293,104       113,561
                                                 ------------  -----------

OPERATING COSTS AND EXPENSES:
Sales and marketing . . . . . . . . . . . . . .       16,456           201
General and administrative. . . . . . . . . . .    1,185,593        46,488
Depreciation and amortization . . . . . . . . .       83,638        43,378
                                                 ------------  -----------
Total operating costs and expenses. . . . . . .    1,285,687        90,067
                                                 ------------  -----------

OTHER INCOME:
Interest income, net. . . . . . . . . . . . . .        9,087             -
Other . . . . . . . . . . . . . . . . . . . . .        2,208             -
                                                 ------------  -----------
Total other income. . . . . . . . . . . . . . .       11,295             -
                                                 ------------  -----------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES     (981,288)       23,494

PROVISION FOR INCOME TAXES. . . . . . . . . . .            -         8,841
                                                 ------------  -----------

NET (LOSS) INCOME . . . . . . . . . . . . . . .  $  (981,288)  $    14,653
                                                 ============  ===========

NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED  $      (.09)  $      0.00
                                                 ============  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES -
BASIC AND DILUTED . . . . . . . . . . . . . . .   11,540,753    10,827,000
                                                 ============  ===========

The  accompanying  notes  are an integral part of these consolidated statements.

                  EMAGISOFT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                             Additional
                                                                             Paid-in
                                                                             Capital                        Total
                                                          Common Stock       Common        Accumulated      Stockholders'
                                                          ------------
                                                      Shares        Amount   Stock         Deficit          Equity
                                                      ------------  -------  ------------  ---------------  -----------
BALANCE, December 31, 1997 . . . . . . . . . . . . .    10,827,000  $ 1,083  $    108,952  $      (56,877)  $   53,158

Contribution of property
and equipment. . . . . . . . . . . . . . . . . . . .             -        -         1,000               -        1,000

Net income . . . . . . . . . . . . . . . . . . . . .             -        -             -          14,653       14,653
                                                      ------------  -------  ------------  ---------------  -----------

BALANCE, December 31, 1998 . . . . . . . . . . . . .    10,827,000    1,083       109,952         (42,224)      68,811

Shares issued to employees
by principal stockholder . . . . . . . . . . . . . .             -        -         2,980               -        2,980


Issuance of common shares
for acquisition of Interactive Media Solutions, Inc.       143,000       14       142,986               -      143,000

Issuance of common shares. . . . . . . . . . . . . .     2,204,000      220     2,359,780               -    2,360,000

Fair value of options issued
for promotional services
to be rendered . . . . . . . . . . . . . . . . . . .             -        -        65,883               -       65,883

Net loss . . . . . . . . . . . . . . . . . . . . . .             -        -             -        (981,288)    (981,288)
                                                      ------------  -------  ------------  ---------------  -----------

BALANCE, December 31, 1999 . . . . . . . . . . . . .    13,174,000  $ 1,317  $  2,681,581  $   (1,023,512)  $1,659,386
                                                      ============  =======  ============  ===============  ===========

  The accompanying notes are an integral part of these consolidated statements.

                  EMAGISOFT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------

                                                                        1999       1998
                                                                  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . .  $ (981,288)  $ 14,653
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities-
Depreciation and amortization. . . . . . . . . . . . . . . . . .      83,638     43,378
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .      25,476      8,841
Shares issued to employees by principal stockholder. . . . . . .       2,980          -
Changes in operating assets and liabilities-
Cash in escrow . . . . . . . . . . . . . . . . . . . . . . . . .     (80,000)         -
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .     (38,694)         -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,225)       141
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      58,999     (4,092)
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .     221,589      9,718
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .           -    (24,440)
Billings in excess of costs and estimated earnings
      on uncompleted contracts                                         4,908          -
                                                                  -----------  ---------
Net cash (used in) provided by operating activities. . . . . . .    (706,617)    48,199
                                                                  -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . .    (399,178)    (3,981)
Acquisition of Interactive Media Solutions, Inc. . . . . . . . .     (50,000)         -
Software development costs . . . . . . . . . . . . . . . . . . .    (226,954)         -
                                                                  -----------  ---------
Net cash used in investing activities. . . . . . . . . . . . . .    (676,132)    (3,981)
                                                                  -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of due to stockholder. . . . . . . . . . . . . . . . .           -    (43,750)
Issuance of common stock . . . . . . . . . . . . . . . . . . . .   2,360,000          -
Due from stockholder . . . . . . . . . . . . . . . . . . . . . .      (7,611)         -
                                                                  -----------  ---------
Net cash provided by (used in) financing activities. . . . . . .   2,352,389    (43,750)
                                                                  -----------  ---------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . .     969,640        468

CASH, beginning of year. . . . . . . . . . . . . . . . . . . . .      25,596     25,128
                                                                  -----------  ---------

CASH, end of year. . . . . . . . . . . . . . . . . . . . . . . .  $  995,236   $ 25,596
                                                                  ===========  =========


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of
Interactive Media Solutions, Inc.. . . . . . . . . . . . . . . . . .  $143,000  $    -
Donation of shares by principal stockholder. . . . . . . . . . . . .  $  2,980  $    -
Contribution of property and equipment . . . . . . . . . . . . . . .  $      -  $1,000
Fair value of options issued for promotional services to be rendered  $ 65,883  $    -


  The accompanying notes are an integral part of these consolidated statements.

1     DESCRIPTION  OF  BUSINESS

Emagisoft Technologies, Inc. (ETI), formerly known as Manatee American Financial Corporation (MAFC), was incorporated under the laws of the State of Florida on September 21, 1994. ETI and subsidiaries (collectively, the Company) is an applications service provider (ASP) and web site designer. The Company has developed a comprehensive and integrated set of Internet-based software tools engineered for power and ease of use in the development, marketing and management of commercial web sites. These products will enable customers to create, develop, manage and maintain e-commerce web sites. As an ASP, the Company provides customers with hardware, software and web site hosting services necessary to engage in a fully dimensional e-commerce environment and allows them to focus on their core competencies and still respond to changing technologies. The Company presently operates its business through its wholly-owned subsidiary, Emagisoft Corporation (EC), formerly known as Net Advantage, Inc., which is located in St. Petersburg, Florida.

On June 25, 1999, the Board of Directors (the Board) of EC approved: (i) a stock split-up of the issued and outstanding shares of the Company's common stock on a 8,720-to-one basis, so that stockholders of EC received 8,720 shares of the Company's $.001 par value common stock for every one share of common stock held by them; and (ii) the authorization of a total of 10,000,000 shares of common stock. The par value and shares of common stock have been retroactively restated for all periods presented.

On July 20, 1999, EC purchased 100 percent of the common stock issued and outstanding of Interactive Media Solutions, Inc. (IMS). IMS was purchased to act as a solutions center for EC's operations through the offering of training, support and development services. IMS's services currently include Internet development, immersive image production, 3D modeling and animation, technical drawing development and analog-to-digital video conversion.

On September 30, 1999, MAFC acquired all of the outstanding common stock of EC. For accounting purposes, the acquisition has been treated as a recapitalization of EC with EC as the acquirer (reverse acquisition). The historical financial statements prior to September 30, 1999, are those of EC which was formed on September 21, 1996.

On October 20, 1999, the Board of the Company approved, and stockholders owning a majority of the Company's outstanding common stock consented to, the one-for-one stock exchange with the stockholders of ETI, so that the stockholders of the Company prior to the EC acquisition received one share of the Company's $.0001 par value common stock for every share of $.001 par value common stock held by them. The par value and shares of common stock have been retroactively restated for all periods presented.

2     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE  RECOGNITION

The  Company's  revenues  are  recognized  as  follows:

Architectural  and  Web  Site  Design  Services

Revenues from architectural and web site design services are recognized in accordance with SOP 81-1, using the percentage of completion contract method.

Hardware  and  Software  Sales  and  Support

Revenues from hardware sales related to network installations are recognized in accordance with the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1), using the completed contract method.

Revenue from a support contract related to a network installation is recognized monthly, as amounts are billed over the term of the annual service period.

Revenues from the sale of third-party software are recognized in accordance with the provisions of SOP 97-2, "Software Revenue Recognition." All events necessary for revenue recognition under SOP 97-2 typically occur when the third-party software is delivered.

Internet  Provider  Services

Revenues from the hosting of web sites are recognized monthly over the hosting period. The Company customarily bills for these services on a monthly basis.

CASH  IN  ESCROW

Cash in escrow includes amounts paid for the issuance of common stock. Subsequent to December 31, 1999, cash in escrow was released to the Company.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of furniture and fixtures and computer equipment is computed using the double declining balance method over the estimated useful lives of the assets, which is typically seven and five years, respectively. The software is being depreciated over an estimated useful life of three years, using the straight-line method. Maintenance and repairs are charged to expense as incurred. Depreciation on property and equipment totaled $67,672 and $43,378 for the years ended December 31, 1999 and 1998, respectively.

SOFTWARE  DEVELOPMENT  COSTS

Software development costs are accounted for in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained on Internal Use." All costs incurred prior to the development stage of a software product created or obtained for internal use are charged to research and development expense as incurred. The development stage of a computer software product begins once the design of the product is created, inclusive of software configuration and software interfaces. The development stage also includes coding, installation of software onto hardware and testing. Costs incurred during the development stage are capitalized and are amortized on a straight-line basis over three years once the product is substantially complete and ready for its intended use. The Company ceases capitalization of computer software costs when the product is substantially complete and ready for its intended use. Such capitalized costs are reported at the lower of unamortized cost or net realizable value. Costs of training and maintenance are charged to expense where the costs are incurred. As of December 31, 1999, no products developed are substantially complete or ready for its intended use, and therefore, no amortization of software development costs has occurred.

GOODWILL

Goodwill is the amount paid in excess of the fair market value of net assets purchased in the IMS acquisition and is being amortized over five years, using the straight-line method. Amortization expense of $15,966 related to goodwill is included in depreciation and amortization in the accompanying consolidated statement of operations for the year ended December 31, 1999.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company. All material intercompany transactions are eliminated in consolidation.

SIGNIFICANT  CONCENTRATIONS

For the years ended December 31, 1999 and 1998, approximately 27 percent and 65 percent of sales, respectively, were attributable to three customers. Any change in the relationship with these customers could have a potentially adverse effect on the Company's financial position. No such change is anticipated by management.

COMPUTATION  OF  NET  LOSS  PER  SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As a result of the net loss reported by the Company, any assumption of options being exercised would have an antidilutive effect on the loss per share; therefore, no exercise of stock options were assumed and basic and diluted loss per share amounts are identical.

INCOME  TAXES

The Company accounts for income taxes under the liability method, as required by SFAS No. 109, "Accounting for Income Taxes." The liability method requires income taxes to be recognized based on income taxes currently payable and the change in deferred taxes. Deferred taxes are recognized based on the temporary differences between the financial statement and tax bases of assets and liabilities at enacted tax rates as of the dates the differences are expected to reverse.

LONG-LIVED  ASSETS

The Company reviews its long-lived assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the Company's current operating and cash flow loss combined with its historical operating and cash flow loss, the Company has reviewed its intangible assets for impairment. Management believes the expected cash flows (undiscounted and without interest charges) is sufficient to recover the carrying amount of goodwill and software development costs as stated in the accompanying consolidated balance sheet. No material impairment in the accompanying consolidated financial statements has been reflected.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK  OPTIONS

The Company records compensation expense for all stock options, using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

FASB's SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. SFAS 123 requires the disclosure of pro forma net income or loss in the notes to the financial statements if the fair value method is not elected.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

As of December 31, 1999 and 1998, the carrying amounts of the Company's financial instruments, which include cash, accounts payable, accrued liabilities and due to stockholder, are recorded at amounts which approximate fair value because of the short maturity of these instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Management expects to continue to generate losses during the next 12 months and, based on the current operating budget, does not anticipate having sufficient cash on hand or available through current lending arrangements to fund operations. To address this funding need, the Company's management is seeking to raise funds through a private placement. Management believes that the funds generated by this transaction will be sufficient to fund operations for at least 12 months. In the event all the funding is not received, management believes it can revise its operating plan to reduce costs to such a level that the Company will be able to fund operations for the next 12 months.

3     ACQUISITION  OF  INTERACTIVE  MEDIA  SOLUTIONS,  INC.

On July 20,1999, the Company completed the acquisition of IMS through the payment of $50,000 in cash and the issuance of 143,000 shares of Class A voting common stock valued at $143,000, for a total purchase price of $193,000, in exchange for all of the outstanding common stock of IMS and $1,409 of equipment. IMS generates the majority of its revenues from the design of Internet web sites. From January 1, 1999, through July 20, 1999, IMS generated a net loss of approximately $6,200. The acquisition has been accounted for as a purchase, with the excess purchase price over the fair value of the net assets acquired of $191,591 allocated to goodwill, which is being amortized on a straight-line basis over five years. The Company's consolidated financial statements include the results of operations of IMS Industries since the July 20, 1999, acquisition.

4     ACCRUED  LIABILITIES

Accrued  liabilities  consists  of  the following at December 31, 1999 and 1998:


                                  1999     1998
                              --------  -------
Professional fees. . . . . .  $ 54,000  $24,999
Payroll and related expenses    76,924        -
Vacation and sick pay. . . .    45,764        -
Sales taxes. . . . . . . . .     6,513    2,305
Other. . . . . . . . . . . .    65,692        -
                              --------  -------
                              $248,893  $27,304
                              ========  =======

5     UNCOMPLETED  CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows for the year ended December 31, 1999:

                    Amount
                    ---------
Costs. . . . . . .  $ 13,556
Estimated earnings     7,983
                    ---------
                      21,539
Less- Billings . .   (26,447)
                    ---------
                    $ (4,908)
                    =========

The above total is included in the accompanying consolidated balance sheet under the caption of billings in excess of costs and estimated earnings on uncompleted contracts.

6     COMMON  STOCK

Upon the reverse acquisition in September 1999, the Company was authorized to issue 20,000,000 shares of common stock with par value of $.0001 per share. During 1999, 143,000 shares of common stock were issued for the purchase of IMS (see Note 3), and 2,204,000 shares were issued through a private placement to outside investors for $2,360,000.

7     INCOME  TAXES

The (benefit from) provision for income taxes consists of the following for the years ended December 31, 1999 and 1998:

                                     1999     1998
                                ----------  ------
Current:
Federal. . . . . . . . . . . .  $(280,328)  $    -
State. . . . . . . . . . . . .    (42,955)       -
                                ----------  ------
                                 (323,283)       -
                                ----------  ------
Deferred:
Federal. . . . . . . . . . . .    (70,292)   8,354
State. . . . . . . . . . . . .    (10,771)     487
                                ----------  ------
                                  (81,063)   8,841
                                ----------  ------
Valuation allowance adjustment   (404,346)       -
                                ----------  ------
Total income tax provision . .  $       -   $8,841
                                ==========  ======


The components of the deferred tax assets consisted of the following at December 31, 1999 and 1998:

                                             1999      1998
                                        ----------  -------
Deferred tax assets:
Accrued expenses . . . . . . . . . . .  $  43,585   $ 9,407
Net operating loss (NOL) carryforwards    360,761    16,069
                                        ----------  -------
                                          404,346    25,476
Less- Valuation allowance. . . . . . .   (404,346)        -
                                        ----------  -------
Net deferred tax asset . . . . . . . .  $       -   $25,476
                                        ==========  =======

The provision for income taxes for the years ended December 31, 1999 and 1998, differs from the amount computed, by applying the U.S. federal statutory tax rate of 34 percent to net income before provision for income taxes, primarily as a result of state income taxes.

At December 31, 1999 and 1998, the Company had NOL carryforwards for tax purposes of approximately $959,000 and $43,000, respectively, and for book purposes of approximately $1,049,000 and $68,000, respectively, which are available to offset future taxable income and expire during the years 2016 through 2019.

8     RELATED-PARTY  TRANSACTIONS

During 1998, Kyle Jones, the President of the Company, donated approximately $1,000 of property and equipment and sold approximately $45,000 of property and equipment in exchange for a note. Kyle Jones took draws from the Company in the amount of the outstanding note, leaving a zero balance due to stockholder at December 31, 1998.

The Company also made principal and interest payments on behalf of an employee's vehicle loan of approximately $2,400 during 1999. These payments have been treated as advances by the Company and are included in due from stockholder in the accompanying consolidated balance sheets.

During 1999, Kyle Jones, the president of the Company and principal stockholder, issued 2,980,000 shares of common stock to employees. Compensation expense of $2,980 is recorded in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 1999.

9     COMMITMENTS  AND  CONTINGENCIES

OPERATING  LEASE  AGREEMENTS

The Company leases certain facilities under operating leases. The minimum annual rental payments as of December 31, 1999, under non-cancelable leases, are as follows:


Year Ending
December 31,.  Amount
-------------  --------
2000. . . . .  $110,883
2001. . . . .     9,789
               --------
               $120,672
               ========

Rent  expense  was  approximately  $42,500 for the year ended December 31, 1999.

EMPLOYMENT  AGREEMENTS

The Company has entered into various long-term employment agreements with certain key employees, which call for guaranteed salaries and other benefits, including provisions for amounts payable in the event the employee is terminated without cause, or, as a result of a change in control, of approximately $767,000. In addition, the employment agreements include provisions for the granting of additional stock options if certain performance and longevity measures are met.


10     SEGMENT  INFORMATION

For the year ended December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information (SFAS
131)." SFAS 131 supersedes FASB's SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The Company operates through two business segments that offer distinct services. The Company's Application Service Provider (ASP) segment provides electronic commerce software and web site hosting services. The Company's web site design segment, IMS, focuses on high-end web site design services for e-commerce companies as well as non-commercial customers and provides support for value-added resellers.

Reportable  business  segment information is as follows as of December 31, 1999:


                    ASP          Web Site Design    Consolidated
                    -----------  -----------------  --------------
Revenue. . . . . .  $  126,867   $        294,137   $     421,004
Operating Expenses     993,389            292,298       1,285,687
NOL. . . . . . . .    (903,629)           (77,659)       (981,288)
Total Assets . . .   1,949,251             37,482       1,986,733


11     STOCK  OPTIONS

During July 1999, the Company granted 350,000 options to employees to purchase shares of the Company's Class A common stock. The options are exercisable immediately, at $1.50 per share, which was greater than the approximated fair market value of the stock at the date of grant. The options expire 10 years from the date of grant.

In December 1999, the Company issued 100,000 options to buy shares of the Company's common stock, to an outside party, at a price of $2 per share for promotional services to be provided over a three-year period beginning December 30, 1999. These options are exercisable at the earlier of either December 30, 2001, or 12 months following the date of the Company's initial public offering of shares of common stock to the public. The fair market value of $65,883 related to these options is included in prepaid expenses in the accompanying consolidated balance sheet.

A  summary  of  the  status  of  options  issued  during  1999  is  as  follows:


                                                  Non-       Weighted Avg.
                                     Employees    Employees  Exercise Price
                                     -----------  ---------  ---------------
Outstanding, December 31, 1998. . .            -          -  $             -
Granted . . . . . . . . . . . . . .      350,000    100,000             1.61
Exercised . . . . . . . . . . . . .            -          -                -
Forfeited . . . . . . . . . . . . .            -          -                -
                                     -----------  ---------  ---------------
Outstanding, December 31, 1999. . .      350,000    100,000  $          1.61
                                     ===========  =========  ===============
Exercisable as of December 31, 1999      350,000          -
                                     ===========  =========
Weighted-average fair value
granted during the year . . . . . .  $       .76  $     .66
                                     ===========  =========

The  following   table  summarizes  information  about  options  outstanding  at
December  31,  1999:

                     Outstanding                              Exercisable
--------------------------------------------------- ---------------------------------
                                        Weighted
                                        Average       Weighted                Weighted
                                        Remaining     Average                 Average
              Exercise  Number          Contractual   Exercise   Number       Exercise
Type          Price     Outstanding     Life in Years Price      Exercisable  Price
-----------   --------  -----------     ------------- --------  ------------ ---------
Employees     $   1.50  350,000         9.5           $   1.50  350,000      $   1.50
Non-Employees $   2.00  100,000         3             $   2.00      -              -
                        -------         ------------- --------  ------------ ---------
                        450,000         8.1           $   1.61  350,000      $   1.50
                        =======         ============= ========  ============ =========


The fair value of options granted during the fiscal year ended December 31, 1999, has been estimated at the date of grant, using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate. The fair value of each option was estimated on the date of grant based on the following weighted average assumptions for options granted during 1999:


Weighted-average expected life . . . . .  10 years
Weighted-average risk-free interest rate     6.48%
Volatility . . . . . . . . . . . . . . .       70%
Dividend yield . . . . . . . . . . . . .         -


Had compensation cost related to options granted to employees been determined based on the fair value at the grant dates consistent with the method under SFAS 123, the Company's net loss per share would have been reduced to the pro forma amounts indicated below for the year ended December 31, 1999:

                                               Amount
                                               -----------
Net loss attributable to common shareholders:
As reported . . . . . . . . . . . . . . . . .  $  981,288
Pro forma . . . . . . . . . . . . . . . . . .   1,314,288
Basic and diluted earnings per share:
As reported . . . . . . . . . . . . . . . . .        (.09)
Pro forma . . . . . . . . . . . . . . . . . .        (.12)


The effects of applying SFAS 123 on pro forma disclosures of net loss and earnings per share for fiscal 1999 are not likely to be representative of the pro forma effects on net income and loss per share in future years.

12     SUBSEQUENT  EVENT

On March 23, 2000, the Board adopted an amendment to the Articles of Incorporation, authorizing the issuance of 5,000,000 shares of 10 percent non-cumulative, convertible Series A Preferred Stock. As of March 27, 2000, none of these shares have been issued.

On January 3, 2000, the Board adopted the Emagisoft Technologies, Inc. Employee Stock Option Plan. As of March 27, 2000, 56,570 options (unaudited) have been granted under the provisions of this plan. Options granted under this plan will have an exercise price not less than the fair market value of a share of stock on the date the option is granted, and no option will be exercisable more than 10 years after that date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable


                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of Emagisoft Technologies at December 31, 1999 are as follows:


NAME                                             AGE                     POSITION(s)
-----------------------------------------------  ---  --------------------------------------------------
Kyle E. Jones . . . . . . . . . . . . . . . . .   36  Chairman of the Board of Directors, Sole Director
                                                      President and Chief Executive Officer

Peter VanSon. . . . . . . . . . . . . . . . . .   46  Executive Vice President and Chief
                                                      Financial Officer

William H. Egge, IV . . . . . . . . . . . . . .   30  Vice President of Software Development

Jamie E. Jalazo . . . . . . . . . . . . . . . .   32  Vice President of Sales and Marketing

David T. Hollis . . . . . . . . . . . . . . . .   24  Vice President of Network Engineering

Roger W. Finefrock. . . . . . . . . . . . . . .   34  President, Interactive Media Solutions, Inc.


KYLE E. JONES founder of Emagisoft, has served as Chairman of the Board of Directors, President, and Chief Executive Officer of Emagisoft since our inception. From 1990 to 1996, Mr. Jones was part of a technology business group comprised of American Data Imaging (ADI), ACOM Corporation, and Computer Output Microfiche Plus Services (COM), to provide administrative marketing and sales management support for a variety of network-based electronic records processing and storage services.

PETER VANSON has served as Chief Financial Officer since July of 1999. From 1983 to 1999, Mr. VanSon has served as President of CPA Financial Services, P.A., a public accounting firm. From 1977 to 1983, he was with Cherry, Bekaert and Holland, CPAs, a regional CPA firm. From 1981 to 1983, Mr. VanSon was a Practice Fellow with the Auditing Standards Division of the American Institute of CPAs in New York. In addition to being a Certified Public Accountant (CPA), Mr. VanSon is a Certified Valuation Analyst (CVA), and holds a Series 7 brokerage license and a Bachelor's degree in Accounting from the University of South Florida.

WILLIAM EGGE joined us in 1996, bringing over ten years experience in analysis, design, and development of software utilizing object-oriented design and development tools. Mr. Egge developed the world's most widely used commercial laser light show software package. He has implemented and designed various client/server applications for banking, accounting, and credit card processing and data encryption.

JAMIE JALAZO joined us in January 2000 from Tech Data Corporation, where he was employed since 1992. His most recent position was Director of Sales. His responsibilities included the implementation and execution of a business plan that annually produced over one billion dollars of revenue, along with the development and training of 100 inside and outside sales people.

DAVID HOLLIS is a Microsoft Certified Systems Engineer, proficient with Windows NT, Linux, Cisco routers, firewalls, and security products. Prior to joining us in August of 1999, Mr. Hollis worked at Special Operations Command Headquarters at MacDill Air Force Base in Tampa, Florida, from November 1998 to August 1999 where he secured networks for globally sensitive military networks. Prior to that, he worked at the U.S. Naval Academy, where he installed and configured ATM/Switched Ethernet networks.

ROGER FINEFROCK founded Interactive Media Solutions, Inc. (a wholly owned subsidiary of Emagisoft Corporation) in 1991. From 1988 through 1991, he was project manager and CADD training developer for Schenkel & Schultz Architects.

Compliance   with   Section  16(a)  of  the  Securities  Exchange  Act  of  1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by Commission regulation to furnish the Company with copies of all such reports they file.

     To the Company's knowledge, based solely on a review of the copies of filings furnished to the Company and written or oral representations that no other reports were required, the Company believes that all of its directors and executive officers complied during fiscal 1999 with the reporting requirements of Section 16(a) of the Exchange Act.

ITEM  10.  EXECUTIVE  COMPENSATION
The  following  table  summarizes  the total compensation of the Chief Executive
Officer:

                                                                      Restricted Common shares LTIP      All Other
Name and Principle               Salary Paid             Other Annual Stock      Underlying    Payouts   Compensation
Position            Year         1999            Bonus   Compensation Awards     Options
------------------  ----         --------------  -----   ------------ ---------- ------------- -------   -------------
Kyle E. Jones,
Pres., CEO . . . .  1999         $       47,664  $    -  $         -  0          100,000sh     $    -    $      32,310
                    1998         $            -  $    -  $         -  0                  -     $    -    $           -
                    1997         $            -  $    -  $         -  0                  -     $    -    $           -


The following table summarizes the Option Grants of the Chief Executive Officer and other employees at 12/31/99:


                 Number of Securities    % of Total Options     Exercise or
                 Underlying Options      Granted to Employees   Base Price    Expiration
Name             Granted (#)             in 1999                ($/Sh)        Date
---------------  --------------------    --------------------   -----------   ----------
Kyle E. Jones .               100,000                     25%   $   1.50/Sh   none

Other Employees               250,000                     75%   $   1.50Sh    none
                 --------------------    --------------------
Total . . . . .               350,000                    100%



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of December 31, 1999, the number of shares of common stock that were owned beneficially by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding common stock, (ii) each director, (iii) the officers identified in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group:


Title of Class       Name and Address of            Amount and Nature of  Percent
                     Beneficial Owner               Beneficial Owner      of Class

-------------------  --------------------           --------------------  --------
Common               Kyle E. Jones, Pres/CEO
                     and sole director
                     10460 Roosevelt Blvd., #111
                     St. Petersburg, FL 33716         100,000 shares (1)    [*]

Common               The Betterment Trust,          5,552,260 shares      42.15%
                     Kyle E. Jones, Trustee
                     10460 Roosevelt Blvd. #111,
                     St. Petersburg, FL 33716

Common               Roger Tichenor                   935,780 shares (2)   6.72%
                     1749 Bridgewater, Dr.
                     Heathrow, FL  32746

Common               Stephen Guarino                  750,000 shares       5.69%
                     3 Downe Circle
                     Medford, NJ  08055

Common               All directors and executive
                     Officers of the Company as a
                     Group                          1,158,580 shares (3)   7.66%


[*]   Represents  less  than  1%  of  the  outstanding  common  stock

(1) 100,000 of total shares represent 100 percent vested options to purchase common shares
(2) 50,000 of total shares represent 100 percent vested options to purchase common shares
(3) 150,000 of total shares represent 100 percent vested options to purchase common shares

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENTS,  AND  REPORTS  ON  FORM  8K

13-1     FINANCIAL  STATEMENTS

     See  Item  7  of  this  Form  10-KSB

13-2     FINANCIAL  STATEMENT  SCHEDULES

Financial statement schedules have been omitted since they are either not required, or the information has been otherwise included into this Form 10-KSB.

13-3     EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following are filed as part of, or incorporated by reference into, this Form KSB.

EXHIBIT                                   DESCRIPTION
  NO.
-------                                  ------------


  2.1 Share Exchange Agreement between Manatee-American Financial Corp. and Emagisoft Corporation (2)

  3.1     Original  and Amended Articles of Incorporation of the Registrant
          (1)(2)

  3.2     Bylaws  of  the  Registrant  (1)

  4.1     Specimen  -  Common  Stock  Certificate  (1)

 10.1     Employment Contracts of Key Management of Emagisoft Technologies, Inc.

 10.2 Specimen - Confidential Information and Invention Assignment Agreement for Employees

 10.3 Business Consulting Agreement between James S. Neader and Emagisoft Technologies, Inc.

 10.4 Option Agreement for Promotional services between Gary Sheffield and Emagisoft Technologies, Inc.

 16.1     Letter  on  Change  in  Certifying  Accountant  (2)

 21.1     Subsidiaries  of  the  Registrant

 21.2 Stock Purchase and Sale between Net Advantage, Inc. (NKA) Emagisoft Corporation and Interactive Media Solutions, Inc.

 23.1     Consent  of  Rachlin  Cohen  &  Holtz  LLP,  Independent  Auditors (2)

  (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, File No. 33-67766-A
  (2) Incorporated by reference to Form 8-K of the Registrant, filed October 29, 1999.


13-4     REPORTS  ON  FORM  8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by Emagisoft Technologies, Inc. on October 29, 1999 to: report a Change in Control of the Registrant; the resulting Acquisition of Assets; a Change in the Registrant's Certifying Accountant; the filing of Articles of Amendment to our Articles of Incorporation changing our name to Emagisoft Technologies, Inc. and increasing our authorized shares of common stock to 50,000,000; the Resignation of Registrant's Director; and the report the Financial Statements and the Pro Forma Financial Statements


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, who is duly authorized to do so.

                                   EMAGISOFT  TECHNOLOGIES,  INC.

                                   By:   /s/  Peter  VanSon
                                     ----------------------
                                   Peter  VanSon,  Chief  Financial  Officer

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter VanSon and Kyle E. Jones, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to do by virtue hereof.

     Pursuant to the requirements of the Securities exchange Act of 1934, this Form 10KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE               SIGNATURE             TITLE
----               ---------             -----

                                         President, Chief Executive Officer and
                  /s/  KYLE  E.  JONES   Chairman of the Board of Directors
March  28,  2000                         (Sole Director) (Principle Executive
                                         Officer)


                  /s/  PETER  VANSON     Vice President and
                                         Chief Financial Officer
March  28,  2000                         (Principal Financial and
                                         Accounting Officer)


DATE               SIGNATURE             TITLE
----               ---------             -----


                  /s/  KYLE  E.  JONES   Sole  Director
March  28,  2000



                                INDEX TO EXHIBITS

EXHIBIT                                   DESCRIPTION
  NO.
-------                                  ------------
  2.1 Share Exchange Agreement between Manatee-American Financial Corp. and Emagisoft Corporation (2)

  3.1     Original  and Amended Articles of Incorporation of the Registrant
          (1)(2)

  3.2     Bylaws  of  the  Registrant  (1)

  4.1     Specimen  -  Common  Stock  Certificate  (1)

 10.1     Employment Contracts of Key Management of Emagisoft Technologies, Inc.

 10.2 Specimen - Confidential Information and Invention Assignment Agreement for Employees

 10.3 Business Consulting Agreement between James S. Neader and Emagisoft Technologies, Inc.

 10.4 Option Agreement for Promotional services between Gary Sheffield and Emagisoft Technologies, Inc.

 16.1     Letter  on  Change  in  Certifying  Accountant  (2)

 21.1     Subsidiaries  of  the  Registrant

 21.2 Stock Purchase and Sale between Net Advantage, Inc. (NKA) Emagisoft Corporation and Interactive Media Solutions, Inc.

 23.1     Consent of Rachlin Cohen & Holtz LLP, Independent Auditors (2)

 (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, File No. 33-67766-A
 (2) Incorporated by reference to Form 8-K of the Registrant, filed October 29, 1999.

                                        Exhibit  10.1  Employment  Contracts


                              EMPLOYMENT AGREEMENT
                              --------------------


THIS EMPLOYMENT AGREEMENT (THIS "AGREEMENT") IS MADE AND ENTERED INTO AS OF THIS 3rd DAY OF January, 2000, BY AND BETWEEN EMAGISOFT TECHNOLOGIES, INC., A FLORIDA
---
CORPORATION (HEREINAFTER REFERRED TO AS "EMPLOYER"), AND KYLE E. JONES (HEREINAFTER REFERRED TO AS "EMPLOYEE").

                         W  I  T  N  E  S  S  E  T  H  :
                         -  -  -  -  -  -  -  -  -  -

     WHEREAS, the continued availability of Employee's services is regarded by Employer as vitally important to its continued corporate growth and success, and Employee desires to formalize his employment with Employer and to maximize the security of his position.

NOW THEREFORE, in consideration of such employment and the premises and covenants hereinafter set forth, the parties hereto agree as follows:

1.     EMPLOYMENT.  Employer  hereby agrees  to  employ  Employee  and  Employee
       ----------
hereby accepts such employment, upon the terms and conditions hereinafter set forth.

2.     TERM.  Subject to the provisions for termination as hereinafter provided,
       ----
the  term of this Agreement shall be TWO (2) YEARS and shall commence on JANUARY
                                                                         -------
3RD,  2000,  and  terminate  on  JANUARY  3RD,  2002.  This  Agreement  shall be
---                              ------------
automatically renewed for additional one (1) year terms unless either party gives the other notice to terminate this Agreement at least sixty (60) days prior to the expiration of the initial term or any one (1) year renewal term.

3.     COMPENSATION.  Employer  shall  pay Employee  an  annual  salary  of  ONE
       ------------                                                          ---
HUNDRED  FOUR  THOUSAND  DOLLARS  ($104,000.00),  payable  in  accordance  with
 ----------------------------------------------
Employer's  normal  policies  but  in  no  event  less  often than biweekly (the
"Salary"). Employer shall increase the Salary payable to Employee each year upon the anniversary of Employee's commencement of employment in an amount not less than five percent (5%) of the salary payable to Employee for the previous year.

4.     EMPLOYEE  BENEFITS.  Employee shall be entitled to receive or participate
       ------------------
in all benefit plans and programs of Employer and the Company currently existing or hereafter made available to executives or senior management of Employer or any subsidiary corporations of Employer, including Emagisoft Corporation and Interactive Media Solutions, Inc. (the "Subsidiaries"), including but not limited to, pension and profit sharing plan, 401(k) plan, incentive savings plan, stock option plan, group life insurance, dental, hospitalization, surgical and medical coverage, salary continuation plan, disability coverage and other fringe benefits.

5.     MEDICAL  AND  DENTAL  INSURANCE.  During  the  term  of  this  Agreement,
       -------------------------------
Employer shall maintain in full force and effect, at sole cost to Employer, an all-inclusive policy of medical and dental insurance covering Employee and dependents of Employee, which policy provides substantially the same limits and coverage's of Employer's medical and dental insurance provided to executive officers or senior management of Employer or any of its Subsidiaries.

6.     BUSINESS  EXPENSES.  Employee  shall be provided with credit cards issued
       ------------------
in the name of Employer or the Company, either American Express or Visa/MasterCard, for business travel, entertainment, lodging and the like, and Employee shall be entitled to receive proper reimbursement for all reasonable, out-of-pocket expenses incurred directly by Employee in performing services hereunder. Employer shall reimburse Employee for such expenses on a monthly basis, upon submission by Employee of appropriate receipts, vouchers or other documents in accordance with Employer's policy.

7.     AUTOMOBILE  EXPENSES.  Employer shall provide Employee with an automobile
       --------------------
allowance  to  be  determined  by the Board of Directors of at least $250.00 per
                                                                     -------
month, for payment of expenses relating to Employee's operation and use (to include parking) of an automobile in the course of performing duties under this Agreement.

8.     PORTABLE  CELLULAR  TELEPHONE AND PAGER.  Employer shall provide Employee
       ---------------------------------------
with an allowance to be determined by the Board of Directors of at least $100.00, for payment of all costs and expenses incurred in connection with the operation and use of a portable cellular telephone and/or nationwide alpha pager, including, but not limited to, monthly service charges and maintenance.

9.     STOCK  OPTIONS.  Employee  shall be granted options to purchase shares of
       --------------
Common Stock of Employer, par value of $0.0001 per share (the "Common Stock") under the following terms and conditions:

(a)     Employee  shall  receive  an  option to purchase up to 100,000 shares of
                                                               -------
Employer's  Common  Stock  at  a price of $1.50 per share upon execution of this
                                          -----
Agreement.

(b)     Employee  shall  receive:  (i) an option to purchase up to 50,000 shares
                                                                   ------
of Common Stock exercisable at a price of $1.75 per share at such time as annual
                                          -----
gross  revenues  of Employer and Subsidiaries reach $1,500,000, and (ii) options
                                                    ----------
to  purchase  up to an additional 50,000 shares of Common Stock exercisable at a
                                  ------
price  of $1.75 per share for every additional increase in annual gross revenues
          -----
of  Employer  and  Subsidiaries  of $1,500,000 for the earlier of the first five
                                    ----------
years  hereunder  or until Employer and Subsidiaries reach $15,000,000 in annual
                                                           -----------
gross  revenues.

(c)     Employee  shall  receive  longevity  options  to  purchase up to 100,000
                                                                         -------
shares  of  Common  Stock per year of employment exercisable at a price of $2.00
                                                                           -----
per share. The employment of Employee with any Subsidiaries prior to execution of this Agreement shall be considered as employment hereunder in determining Employee's entitlement to said longevity options.

(d)     Employee  shall  receive  an  option  to purchase up to 50,000 shares of
                                                                ------
Common  Stock exercisable at a price of $2.00 per share in the event, within two
                                        -----
(2) years of Employee's employment hereunder, all or substantially all of the business or assets of Employer or Subsidiaries is sold to a third party or Employer merges with or is acquired by another entity.

10.     DUTIES.   Employer   shall   employ  Employee   in   the   capacity   of
        ------
PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER  to  perform  such  services  as  are
-----------------------------------------
customarily associated with such position, subject to the supervision, direction and any policies and procedures established from time to time by the Board of Directors of Employer. Employee may also be employed in the same or similar capacities with Subsidiaries.

11.     EXTENT OF SERVICES.  Employee  shall  devote  such  time,  attention and
        ------------------
energy as is reasonably necessary for Employee to faithfully perform his duties under this Agreement. Employee may engage in other business activities which do not conflict with the business of Employer.

12.     VACATION  &  SICK LEAVE.  Employee  shall  be  entitled  each  year to a
        -----------------------
vacation of three (3) weeks, during which time Employee's compensation will be paid in full. Unused days of vacation will accumulate and accrue over to future years. In addition, Employee shall have such other days off as shall be determined by Employer and shall be entitled to paid sick leave and paid holidays in accordance with Employer's policy as established by Employer from time to time.

13.     INCAPACITY  OR  DISABILITY.  In  the  event  Employee  shall  become  so
        --------------------------
incapacitated by reason of accident, illness, or other disability that Employee is unable to carry on substantially all of the normal duties of Employee under this Agreement for a continuous period of ninety (90) days, this Agreement may be terminated at Employer's option, at which time Employee shall continue to receive Employee's Salary, at the rate then in effect, for a period of four (4) months from the date on which Employee became incapacitated or disabled. If two
(2) or more periods of Employee's incapacity or disability are not separated by a return to full-time work for at least five (5) consecutive working days, then such periods of disability shall be considered one continuous period of incapacity or disability.

14.     DEATH.  In  the  event  Employee dies during the term of this Agreement,
        -----
this Agreement shall be terminated and Employer shall pay to Employee's estate, within thirty (30) days of Employee's death, an amount equal to thirty-three and one-third percent (33%) of Employee's Salary at the rate then in effect. Other death benefits will be determined in accordance with the terms of Employer's or the Company's benefit plans and programs.

15.     TERMINATION;  COMPENSATION  TO  EMPLOYEE UPON TERMINATION.  In the event
        ---------------------------------------------------------
Employer  terminates this Agreement for any reason other than in accordance with
Section  2  above  or  for  "Cause"  as  hereinafter  defined, or the disability
(Section 13) or death (Section 14) of Employee, or in the event Employee terminates this Agreement for any of the following reasons:

(a) Employer fails to pay Employee any installment of Salary, in whole or in part, when such installment becomes due and payable, and such failure continues for more than ten (10) days, or

(b) Employer breaches any term, covenant or obligation in this Agreement, which breach has continued more than thirty (30) days after Employee has given Employer notice specifying such breach, or

(c)     Employer  liquidates,  dissolves  or  files a petition in bankruptcy, or

(d) Employer sells all or substantially all of the business or assets of the Company or Employer to a third party or Employer merges with or is acquired by another company, then, in such case, Employee shall be entitled to be paid by Employer, within sixty (60) days of such termination, an amount equal to the aggregate of all compensation earned by Employee or to which Employee was or would be entitled to receive, including Salary, for the year in which such employment was terminated and for the succeeding year. In the event Employee terminates this Agreement for any of the foregoing reasons, the provisions of Sections 16 and 17 shall be of no force and effect.

     Nothing herein shall prevent Employer from terminating this Agreement and Employee's employment hereunder for "Cause." "Cause" shall mean: (a)
Employee's conviction of a felony under any federal or state law, or (b) the commission or participation of Employee in an injurious act of fraud, misrepresentation, embezzlement or dishonesty against Employer, or (c) Employee's substantial neglect of his duties hereunder, or (d) Employee's breach of any term, covenant or obligation in this Agreement. This Agreement shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a notice of termination specifying which act or omission to act of Employee constitutes Cause, including the particulars therefor, and Employee, within thirty (30) days of receipt of such notice, either: (i) cures such act or omission to act, or (ii) provides notice to Employer that he disputes such termination. In the event Employee provides timely notice to Employer that he challenges such termination, the dispute shall then be submitted to an arbitrator agreed upon by Employer and Employee. If the parties cannot agree upon an arbitrator, they shall each select an arbitrator and the arbitrators so selected shall choose a third arbitrator to hear the dispute. The decision of the arbitrator(s) shall be binding upon Employer and Employee. During the pendency of any dispute, Employer shall continue to pay salary to Employee, at the rate then in effect, and Employee shall continue to perform his duties under this Agreement. In the event Employee fails to either timely cure the act or omission to act or provide notice to Employer of a dispute thereof, this Agreement shall be considered terminated and Employer shall have no further obligation to pay compensation to Employee hereunder, except for payment of any compensation accrued through the date of termination. All such accrued compensation shall be paid to Employee in a lump sum on the date of termination.

16.     NON-DISCLOSURE   OF   CONFIDENTIAL   INFORMATION.   Employee  recognizes
        ------------------------------------------------
and acknowledges that trade secrets and proprietary information and processes of Employer and Subsidiaries, as they may exist from time to time, are valuable, special, and unique assets of the business of Employer and Subsidiaries, access to and knowledge of which are essential to the performance of Employee's duties hereunder. Employee shall not, during or after the term of this Agreement, in whole or in part, disclose such secrets, information or processes including, but not limited to, names of customers and potential customers, names, locations and other identifying information concerning vendors and suppliers of Employer and Subsidiaries, prospective and current business transactions and arrangements, electronic processing, electronic data processing, work processing and/or computer programs, runs and other electronic products and records, price lists, training materials, business methods, procedures and forms of Employer and Subsidiaries, and advertising and promotional materials and sources, to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, nor shall Employee make use of any such property for his own purposes or for the benefit of any person, firm, corporation or other entity (except Employer and Subsidiaries) under any circumstances during or after the term of this Agreement; provided that after the term of this Agreement these restrictions shall not apply to such secrets, information and processes which are then in the public domain (provided that Employee was not responsible, directly or indirectly, for such secrets, information or processes entering the public domain without Employer's consent). Employee agrees to hold as Employer's property all memoranda, books, papers, letters, computer disks, customer lists, price lists, advertising and promotional materials, contracts, and other data, and all copies thereof and therefrom, in any way relating to the business and affairs of Employer and Subsidiaries, whether made by him or otherwise coming into his possession, and on demand of Employer, at any time, to deliver the same to Employer.

17.     COVENANT NOT TO COMPETE.  During the term hereof and for a period of one
        -----------------------
(1) year thereafter in the event Employee's employment is terminated for Cause, Employee shall not within a radius of one hundred (100) miles of any geographic area within which Employer or any of its Subsidiaries has an office, enter into or engage in any business in competition with the business of Employer or any of its Subsidiaries, as it now exists or may exist in the future, either as an individual on his own account, or as a partner, or joint venturer, or as an officer, director or stockholder of a corporation, or otherwise. It is agreed by the parties hereto that if any portion of this covenant not to compete is held to be unreasonable, arbitrary or against public policy, the covenant herein shall be considered divisible both as to time and geographical area, and each month of the specified period shall be deemed a separate period of time, and each county or parish of each State in the United States of America shall be deemed a separate geographical area, so that the lesser period of time or geographical area shall remain effective so long as the same is not unreasonable, arbitrary, or against public policy. The parties hereto agree that, in the event any court determines the specified time period or the specified geographical area to be unreasonable, arbitrary, or against public policy, a lesser time period or geographical area which is determined to be reasonable, non-arbitrary and not against public policy may be enforced against Employee.

18.     REMEDIES.  If  there  is a breach or threatened breach of the provisions
        --------
of Sections 16 or 17 of this Agreement, Employer shall be entitled to an injunction restraining Employee from such breach. Nothing herein shall be construed as prohibiting Employer from pursuing any other remedies for such breach or threatened breach.

19.     PRIOR  EMPLOYMENT  AGREEMENT.  Employee  and  Employer's  subsidiary,
        ----------------------------
Emagisoft Corporation f/k/a Net Advantage, Inc., are parties to an Employment Agreement dated as of July 15, 1999 ("Prior Agreement"). It is intended that this Agreement shall supersede and replace the Prior Agreement, and upon execution of this Agreement the Prior Agreement shall be cancelled and of no further force and effect and the rights and obligations of the parties under the Prior Agreement shall be deemed null and void. Employee understands and agrees that any option to purchase shares of common stock or other securities of Emagisoft Corporation, which has been granted to or received by Employee under the Prior Agreement, shall be cancelled and considered null and void.

20.     NOTICES.  Any  notice  required  or  permitted  to  be  given under this
        -------
Agreement shall be sufficient if in writing and if sent by certified or registered mail, return receipt requested, to the parties at the following addresses:

     In  the  case  of  Employer:               405 Central Avenue, Second Floor
                                                --------------------------------
                                                St.  Petersburg,  FL  33701
                                                ---------------------------
                                                Attention:  Kyle E. Jones
                                                -------------------------


     In  the  case  of  Employee:               405 Central Avenue, Second Floor
                                                --------------------------------
                                                St.  Petersburg,  FL  33701
                                                ---------------------------

or  at  such  other  place  as  the  parties  may  later  designate.

21.     ATTORNEY'S  FEES.   Should   Employer   or   Employee   institute  legal
        ----------------
action, whether at law or in equity, to enforce any provision hereunder, the prevailing party shall be entitled to receive from the other party all costs and reasonable attorney's fees, including, but not limited to, fees for trial and appeals or other legal proceedings.

22.     CONSENT  TO  JURISDICTION AND VENUE.   The  parties  hereby  consent  to
        -----------------------------------
personal jurisdiction and venue, for any action brought by Employer or Employee arising out of a breach or threatened breach of this Agreement, in Pinellas County, Florida. The parties agree that any action arising under this Agreement or out of the relationship established by this Agreement shall be brought only and exclusively in Pinellas County, Florida.

23.     WAIVER  OF  BREACH.  The   waiver   by   a   party   of  a breach of any
        ------------------
condition of this Agreement by the other party shall not be construed as a waiver by such party of any subsequent breach by the other party.

24.     ASSIGNMENT.  This  Agreement  may not be assigned by either party hereto
        ----------
without  the  written  consent  of  both  parties.

25.     ENTIRE  AGREEMENT.  This  Agreement  contains  the  entire  agreement of
        -----------------
the parties. It may be changed only by an agreement in writing signed by the parties hereto.

26.     GOVERNING  LAW.  This  Agreement  shall  be  governed  by  and construed
        --------------
and  enforced  in  accordance  with  the  laws  of  the  State  of  Florida.

27.     HEADINGS.   The  headings   in   this   Agreement   are   inserted   for
        --------
convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

28.     COUNTERPARTS.  This  Agreement  may be executed in counterparts, each of
        ------------
which shall be deemed an original, but together which shall constitute one and the same instrument.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


FOR  EMPLOYER:
EMAGISOFT  TECHNOLOGIES,  INC.                      WITNESSES:



     /s/  Peter  VanSon                             /s/  Frank  P.  Rothschild
     ------------------                             --------------------------
Peter  VanSon,  Chief  Financial  Officer

                                                    /s/  William  Egge
                                                    ------------------

FOR  EMPLOYEE:                                      WITNESSES:


     /s/  Kyle  E.  Jones                           /s/  Frank  P. Rothschild
     --------------------                           -------------------------
Kyle  E.  Jones

                                                    /s/  William  Egge
                                                    ------------------


                     ACKNOWLEDGMENT OF EMAGISOFT CORPORATION
                     ---------------------------------------

The undersigned, a party to that certain Employment Agreement dated as of July 15, 1999, between Emagisoft Corporation and Kyle E. Jones ("Prior Agreement"), acknowledges and agrees that upon execution of this Agreement by Employer and Employee, the Prior Agreement shall be cancelled and of no further force and effect, and the rights and obligations of the undersigned under the Prior Agreement shall be deemed null and void.


          FOR  EMAGISOFT  CORPORATION:              /s/  Peter  VanSon
                                                    ------------------
                                                    Peter VanSon,
                                                    Chief Operating Officer

                              EMPLOYMENT AGREEMENT
                              --------------------


THIS EMPLOYMENT AGREEMENT (THIS "AGREEMENT") IS MADE AND ENTERED INTO AS OF THIS 3rd DAY OF January, 2000, BY AND BETWEEN EMAGISOFT TECHNOLOGIES, INC., A FLORIDA
---
CORPORATION (HEREINAFTER REFERRED TO AS "EMPLOYER"), AND PETER VANSON (HEREINAFTER REFERRED TO AS "EMPLOYEE").

                         W  I  T  N  E  S  S  E  T  H  :
                         -  -  -  -  -  -  -  -  -  -

     WHEREAS, the continued availability of Employee's services is regarded by Employer as vitally important to its continued corporate growth and success, and Employee desires to formalize his employment with Employer and to maximize the security of his position.

NOW THEREFORE, in consideration of such employment and the premises and covenants hereinafter set forth, the parties hereto agree as follows:

1.     EMPLOYMENT.  Employer  hereby  agrees  to  employ  Employee  and Employee
       ----------
hereby accepts such employment, upon the terms and conditions hereinafter set forth.

2.     TERM.  Subject to the provisions for termination as hereinafter provided,
       ----
the  term of this Agreement shall be TWO (2) YEARS and shall commence on JANUARY
                                                                         -------
3RD,  2000,  and  terminate  on  JANUARY  3RD,  2002.  This  Agreement  shall be
---                              ------------
automatically renewed for additional one (1) year terms unless either party gives the other notice to terminate this Agreement at least sixty (60) days prior to the expiration of the initial term or any one (1) year renewal term.

3.     COMPENSATION.   Employer   shall  pay  Employee  an   annual   salary  of
       ------------
SEVENTY-EIGHT  THOUSAND  DOLLARS  ($78,000.00),  payable  in   accordance   with
----------------------------------------------
Employer's  normal  policies  but  in  no  event  less  often than biweekly (the
"Salary"). Employer shall increase the Salary payable to Employee each year upon the anniversary of Employee's commencement of employment in an amount not less than five percent (5%) of the salary payable to Employee for the previous year.

4.     EMPLOYEE  BENEFITS.  Employee shall be entitled to receive or participate
       ------------------
in all benefit plans and programs of Employer and the Company currently existing or hereafter made available to executives or senior management of Employer or any subsidiary corporations of Employer, including Emagisoft Corporation and Interactive Media Solutions, Inc. (the "Subsidiaries"), including but not limited to, pension and profit sharing plan, 401(k) plan, incentive savings plan, stock option plan, group life insurance, dental, hospitalization, surgical and medical coverage, salary continuation plan, disability coverage and other fringe benefits.

5.     MEDICAL  AND  DENTAL  INSURANCE.  During  the  term  of  this  Agreement,
       -------------------------------
Employer shall maintain in full force and effect, at sole cost to Employer, an all-inclusive policy of medical and dental insurance covering Employee and dependents of Employee, which policy provides substantially the same limits and coverage's of Employer's medical and dental insurance provided to executive officers or senior management of Employer or any of its Subsidiaries.

6.     BUSINESS  EXPENSES.  Employee  shall be provided with credit cards issued
       ------------------
in the name of Employer or the Company, either American Express or Visa/MasterCard, for business travel, entertainment, lodging and the like, and Employee shall be entitled to receive proper reimbursement for all reasonable, out-of-pocket expenses incurred directly by Employee in performing services hereunder. Employer shall reimburse Employee for such expenses on a monthly basis, upon submission by Employee of appropriate receipts, vouchers or other documents in accordance with Employer's policy.

7.     AUTOMOBILE  EXPENSES.  Employer shall provide Employee with an automobile
       --------------------
allowance  to  be  determined  by the Board of Directors of at least $250.00 per
                                                                     -------
month, for payment of expenses relating to Employee's operation and use (to include parking) of an automobile in the course of performing duties under this Agreement.

8.     PORTABLE  CELLULAR  TELEPHONE AND PAGER.  Employer shall provide Employee
       ---------------------------------------
with an allowance to be determined by the Board of Directors of at least $100.00, for payment of all costs and expenses incurred in connection with the operation and use of a portable cellular telephone and/or nationwide alpha pager, including, but not limited to, monthly service charges and maintenance.

9.     STOCK  OPTIONS.  Employee  shall be granted options to purchase shares of
       --------------
Common Stock of Employer, par value of $0.0001 per share (the "Common Stock") under the following terms and conditions:

(a)     Employee  shall  receive  an  option  to purchase up to 50,000 shares of
                                                                ------
Employer's  Common  Stock  at  a price of $1.50 per share upon execution of this
                                          -----
Agreement.

(b)     Employee  shall  receive:  (i) an option to purchase up to 50,000 shares
                                                                   ------
of Common Stock exercisable at a price of $1.75 per share at such time as annual
                                          -----
gross  revenues  of Employer and Subsidiaries reach $1,500,000, and (ii) options
                                                    ----------
to  purchase  up to an additional 50,000 shares of Common Stock exercisable at a
                                  ------
price  of $1.75 per share for every additional increase in annual gross revenues
          -----
of  Employer  and  Subsidiaries  of $1,500,000 for the earlier of the first five
                                    ----------
years  hereunder  or until Employer and Subsidiaries reach $15,000,000 in annual
                                                           -----------
gross  revenues.

(c)     Employee shall receive longevity options to purchase up to 50,000 shares
                                                                   ------
of  Common  Stock  per  year  of  employment exercisable at a price of $2.00 per
                                                                       -----
share. The employment of Employee with any Subsidiaries prior to execution of this Agreement shall be considered as employment hereunder in determining Employee's entitlement to said longevity options.

(d)     Employee  shall  receive  an  option  to purchase up to 50,000 shares of
                                                                ------
Common  Stock exercisable at a price of $2.00 per share in the event, within two
                                        -----
(2) years of Employee's employment hereunder, all or substantially all of the business or assets of Employer or Subsidiaries is sold to a third party or Employer merges with or is acquired by another entity.

10.     DUTIES.  Employer   shall   employ   Employee   in   the   capacity   of
        ------
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER to perform such services as
----------------------------------------------------
are customarily associated with such position, subject to the supervision, direction and any policies and procedures established from time to time by the Board of Directors of Employer. Employee may also be employed in the same or similar capacities with Subsidiaries.

11.     EXTENT OF SERVICES.  Employee  shall  devote  such  time,  attention and
        ------------------
energy as is reasonably necessary for Employee to faithfully perform his duties under this Agreement. Employee may engage in other business activities which do not conflict with the business of Employer.

12.     VACATION  &  SICK LEAVE.  Employee  shall  be  entitled  each  year to a
        -----------------------
vacation of three (3) weeks, during which time Employee's compensation will be paid in full. Unused days of vacation will accumulate and accrue over to future years. In addition, Employee shall have such other days off as shall be determined by Employer and shall be entitled to paid sick leave and paid holidays in accordance with Employer's policy as established by Employer from time to time.

13.     INCAPACITY  OR  DISABILITY.  In  the  event  Employee  shall  become  so
        --------------------------
incapacitated by reason of accident, illness, or other disability that Employee is unable to carry on substantially all of the normal duties of Employee under this Agreement for a continuous period of ninety (90) days, this Agreement may be terminated at Employer's option, at which time Employee shall continue to receive Employee's Salary, at the rate then in effect, for a period of four (4) months from the date on which Employee became incapacitated or disabled. If two
(2) or more periods of Employee's incapacity or disability are not separated by a return to full-time work for at least five (5) consecutive working days, then such periods of disability shall be considered one continuous period of incapacity or disability.

14.     DEATH.  In  the  event  Employee dies during the term of this Agreement,
        -----
this Agreement shall be terminated and Employer shall pay to Employee's estate, within thirty (30) days of Employee's death, an amount equal to thirty-three and one-third percent (33%) of Employee's Salary at the rate then in effect. Other death benefits will be determined in accordance with the terms of Employer's or the Company's benefit plans and programs.

15.     TERMINATION;  COMPENSATION  TO  EMPLOYEE UPON TERMINATION.  In the event
        ---------------------------------------------------------
Employer  terminates this Agreement for any reason other than in accordance with
Section  2  above  or  for  "Cause"  as  hereinafter  defined, or the disability
(Section 13) or death (Section 14) of Employee, or in the event Employee terminates this Agreement for any of the following reasons:

(a) Employer fails to pay Employee any installment of Salary, in whole or in part, when such installment becomes due and payable, and such failure continues for more than ten (10) days, or

(b) Employer breaches any term, covenant or obligation in this Agreement, which breach has continued more than thirty (30) days after Employee has given Employer notice specifying such breach, or

(e)     Employer  liquidates,  dissolves  or  files a petition in bankruptcy, or

(f) Employer sells all or substantially all of the business or assets of the Company or Employer to a third party or Employer merges with or is acquired by another company,

then, in such case, Employee shall be entitled to be paid by Employer, within sixty (60) days of such termination, an amount equal to the aggregate of all compensation earned by Employee or to which Employee was or would be entitled to receive, including Salary, for the year in which such employment was terminated and for the succeeding year. In the event Employee terminates this Agreement for any of the foregoing reasons, the provisions of Sections 16 and 17 shall be of no force and effect.

     Nothing herein shall prevent Employer from terminating this Agreement and Employee's employment hereunder for "Cause." "Cause" shall mean: (a)
Employee's conviction of a felony under any federal or state law, or (b) the commission or participation of Employee in an injurious act of fraud, misrepresentation, embezzlement or dishonesty against Employer, or (c) Employee's substantial neglect of his duties hereunder, or (d) Employee's breach of any term, covenant or obligation in this Agreement. This Agreement shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a notice of termination specifying which act or omission to act of Employee constitutes Cause, including the particulars therefor, and Employee, within thirty (30) days of receipt of such notice, either: (i) cures such act or omission to act, or (ii) provides notice to Employer that he disputes such termination. In the event Employee provides timely notice to Employer that he challenges such termination, the dispute shall then be submitted to an arbitrator agreed upon by Employer and Employee. If the parties cannot agree upon an arbitrator, they shall each select an arbitrator and the arbitrators so selected shall choose a third arbitrator to hear the dispute. The decision of the arbitrator(s) shall be binding upon Employer and Employee. During the pendency of any dispute, Employer shall continue to pay salary to Employee, at the rate then in effect, and Employee shall continue to perform his duties under this Agreement. In the event Employee fails to either timely cure the act or omission to act or provide notice to Employer of a dispute thereof, this Agreement shall be considered terminated and Employer shall have no further obligation to pay compensation to Employee hereunder, except for payment of any compensation accrued through the date of termination. All such accrued compensation shall be paid to Employee in a lump sum on the date of termination.

16.     NON-DISCLOSURE   OF   CONFIDENTIAL   INFORMATION.   Employee  recognizes
        ------------------------------------------------
and acknowledges that trade secrets and proprietary information and processes of Employer and Subsidiaries, as they may exist from time to time, are valuable, special, and unique assets of the business of Employer and Subsidiaries, access to and knowledge of which are essential to the performance of Employee's duties hereunder. Employee shall not, during or after the term of this Agreement, in whole or in part, disclose such secrets, information or processes including, but not limited to, names of customers and potential customers, names, locations and other identifying information concerning vendors and suppliers of Employer and Subsidiaries, prospective and current business transactions and arrangements, electronic processing, electronic data processing, work processing and/or computer programs, runs and other electronic products and records, price lists, training materials, business methods, procedures and forms of Employer and Subsidiaries, and advertising and promotional materials and sources, to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, nor shall Employee make use of any such property for his own purposes or for the benefit of any person, firm, corporation or other entity (except Employer and Subsidiaries) under any circumstances during or after the term of this Agreement; provided that after the term of this Agreement these restrictions shall not apply to such secrets, information and processes which are then in the public domain (provided that Employee was not responsible, directly or indirectly, for such secrets, information or processes entering the public domain without Employer's consent). Employee agrees to hold as Employer's property all memoranda, books, papers, letters, computer disks, customer lists, price lists, advertising and promotional materials, contracts, and other data, and all copies thereof and therefrom, in any way relating to the business and affairs of Employer and Subsidiaries, whether made by him or otherwise coming into his possession, and on demand of Employer, at any time, to deliver the same to Employer.

17.     COVENANT NOT TO COMPETE.  During the term hereof and for a period of one
        -----------------------
(1) year thereafter in the event Employee's employment is terminated for Cause, Employee shall not within a radius of one hundred (100) miles of any geographic area within which Employer or any of its Subsidiaries has an office, enter into or engage in any business in competition with the business of Employer or any of its Subsidiaries, as it now exists or may exist in the future, either as an individual on his own account, or as a partner, or joint venturer, or as an officer, director or stockholder of a corporation, or otherwise. It is agreed by the parties hereto that if any portion of this covenant not to compete is held to be unreasonable, arbitrary or against public policy, the covenant herein shall be considered divisible both as to time and geographical area, and each month of the specified period shall be deemed a separate period of time, and each county or parish of each State in the United States of America shall be deemed a separate geographical area, so that the lesser period of time or geographical area shall remain effective so long as the same is not unreasonable, arbitrary, or against public policy. The parties hereto agree that, in the event any court determines the specified time period or the specified geographical area to be unreasonable, arbitrary, or against public policy, a lesser time period or geographical area which is determined to be reasonable, non-arbitrary and not against public policy may be enforced against Employee.

18.     REMEDIES.  If  there  is a breach or threatened breach of the provisions
        --------
of Sections 16 or 17 of this Agreement, Employer shall be entitled to an injunction restraining Employee from such breach. Nothing herein shall be construed as prohibiting Employer from pursuing any other remedies for such breach or threatened breach.

19.     PRIOR  EMPLOYMENT  AGREEMENT.  Employee  and  Employer's  subsidiary,
        ----------------------------
Emagisoft Corporation f/k/a Net Advantage, Inc., are parties to an Employment Agreement dated as of July 15, 1999 ("Prior Agreement"). It is intended that this Agreement shall supersede and replace the Prior Agreement, and upon execution of this Agreement the Prior Agreement shall be cancelled and of no further force and effect and the rights and obligations of the parties under the Prior Agreement shall be deemed null and void. Employee understands and agrees that any option to purchase shares of common stock or other securities of Emagisoft Corporation, which has been granted to or received by Employee under the Prior Agreement, shall be cancelled and considered null and void.

20.     NOTICES.  Any  notice  required  or  permitted  to  be  given under this
        -------
Agreement shall be sufficient if in writing and if sent by certified or registered mail, return receipt requested, to the parties at the following addresses:

     In  the  case  of  Employer:               405 Central Avenue, Second Floor
                                                --------------------------------
                                                St.  Petersburg,  FL  33701
                                                ---------------------------
                                                Attention:  Kyle E. Jones
                                                -------------------------


     In  the  case  of  Employee:               4661  Laurel  Oak  Lane  N.E.
                                                -----------------------------
                                                St.  Petersburg,  FL  33703
                                                ---------------------------

or  at  such  other  place  as  the  parties  may  later  designate.

21.     ATTORNEY'S  FEES.  Should   Employer   or   Employee   institute   legal
        ----------------
action, whether at law or in equity, to enforce any provision hereunder, the prevailing party shall be entitled to receive from the other party all costs and reasonable attorney's fees, including, but not limited to, fees for trial and appeals or other legal proceedings.

22.     CONSENT  TO  JURISDICTION AND VENUE.   The  parties  hereby  consent  to
        -----------------------------------
personal jurisdiction and venue, for any action brought by Employer or Employee arising out of a breach or threatened breach of this Agreement, in Pinellas County, Florida. The parties agree that any action arising under this Agreement or out of the relationship established by this Agreement shall be brought only and exclusively in Pinellas County, Florida.

23.     WAIVER  OF  BREACH.   The   waiver  by  a  party  of  a  breach  of  any
        ------------------
condition of this Agreement by the other party shall not be construed as a waiver by such party of any subsequent breach by the other party.

24.     ASSIGNMENT.  This  Agreement  may not be assigned by either party hereto
        ----------
without  the  written  consent  of  both  parties.

25.     ENTIRE  AGREEMENT.  This  Agreement  contains  the  entire  agreement of
        -----------------
the parties. It may be changed only by an agreement in writing signed by the parties hereto.

26.     GOVERNING  LAW.  This  Agreement  shall  be  governed  by  and construed
        --------------
and  enforced  in  accordance  with  the  laws  of  the  State  of  Florida.

27.     HEADINGS.  The   headings   in   this   Agreement   are   inserted   for
        --------
convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

28.     COUNTERPARTS.  This  Agreement  may be executed in counterparts, each of
        ------------
which shall be deemed an original, but together which shall constitute one and the same instrument.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


FOR  EMPLOYER:
EMAGISOFT  TECHNOLOGIES,  INC.               WITNESSES:



     /s/  Kyle  E.  Jones                              /s/  Frank  P. Rothschild
     --------------------                              -------------------------
Kyle  E.  Jones,  President

                                                       /s/  David  T.  Hollis
                                                       ----------------------


FOR  EMPLOYEE:                               WITNESSES:


     /s/  Peter  VanSon                                /s/  Frank  P. Rothschild
     ------------------                                -------------------------
Peter  VanSon

                                                       /s/  David  T.  Hollis
                                                       ----------------------


                     ACKNOWLEDGMENT OF EMAGISOFT CORPORATION
                     ---------------------------------------

The undersigned, a party to that certain Employment Agreement dated as of July 15, 1999, between Emagisoft Corporation and Peter VanSon ("Prior Agreement"), acknowledges and agrees that upon execution of this Agreement by Employer and Employee, the Prior Agreement shall be cancelled and of no further force and effect, and the rights and obligations of the undersigned under the Prior Agreement shall be deemed null and void.


          FOR  EMAGISOFT  CORPORATION:          /s/  Kyle  E.  Jones
                                                --------------------
                                                Kyle  E.  Jones,  President

                              EMPLOYMENT AGREEMENT
                              --------------------


THIS EMPLOYMENT AGREEMENT (THIS "AGREEMENT") IS MADE AND ENTERED INTO AS OF THIS 3rd DAY OF January, 2000, BY AND BETWEEN EMAGISOFT TECHNOLOGIES, INC., A FLORIDA
---
CORPORATION (HEREINAFTER REFERRED TO AS "EMPLOYER"), AND WILLIAM H. EGGE IV (HEREINAFTER REFERRED TO AS "EMPLOYEE").

                         W  I  T  N  E  S  S  E  T  H  :
                         -  -  -  -  -  -  -  -  -  -

     WHEREAS, the continued availability of Employee's services is regarded by Employer as vitally important to its continued corporate growth and success, and Employee desires to formalize his employment with Employer and to maximize the security of his position.

NOW THEREFORE, in consideration of such employment and the premises and covenants hereinafter set forth, the parties hereto agree as follows:

1.     EMPLOYMENT.  Employer  hereby  agrees  to  employ  Employee  and Employee
       ----------
hereby accepts such employment, upon the terms and conditions hereinafter set forth.

2.     TERM.  Subject to the provisions for termination as hereinafter provided,
       ----
the  term of this Agreement shall be TWO (2) YEARS and shall commence on JANUARY
                                                                         -------
3RD,  2000,  and  terminate  on  JANUARY  3RD,  2002.  This  Agreement  shall be
---                              ------------
automatically renewed for additional one (1) year terms unless either party gives the other notice to terminate this Agreement at least sixty (60) days prior to the expiration of the initial term or any one (1) year renewal term.

3.     COMPENSATION.  Employer   shall   pay   Employee   an  annual  salary  of
       ------------
SEVENTY-EIGHT  THOUSAND  DOLLARS  ($78,000.00),   payable   in  accordance  with
----------------------------------------------
Employer's  normal  policies  but  in  no  event  less  often than biweekly (the
"Salary"). Employer shall increase the Salary payable to Employee each year upon the anniversary of Employee's commencement of employment in an amount not less than five percent (5%) of the salary payable to Employee for the previous year.

4.     EMPLOYEE  BENEFITS.  Employee shall be entitled to receive or participate
       ------------------
in all benefit plans and programs of Employer and the Company currently existing or hereafter made available to executives or senior management of Employer or any subsidiary corporations of Employer, including Emagisoft Corporation and Interactive Media Solutions, Inc. (the "Subsidiaries"), including but not limited to, pension and profit sharing plan, 401(k) plan, incentive savings plan, stock option plan, group life insurance, dental, hospitalization, surgical and medical coverage, salary continuation plan, disability coverage and other fringe benefits.

5.     MEDICAL  AND  DENTAL  INSURANCE.  During  the  term  of  this  Agreement,
       -------------------------------
Employer shall maintain in full force and effect, at sole cost to Employer, an all-inclusive policy of medical and dental insurance covering Employee and dependents of Employee, which policy provides substantially the same limits and coverage's of Employer's medical and dental insurance provided to executive officers or senior management of Employer or any of its Subsidiaries.

6.     BUSINESS  EXPENSES.  Employee  is authorized to incur reasonable expenses
       ------------------
as determined by the Board of Directors on behalf of Employer in performing his duties, including expenses for general administration of the Employer's office, travel, transportation, entertainment, gifts and similar items, which expenses shall be paid by Employer.

7.     STOCK  OPTIONS.  Employee  shall be granted options to purchase shares of
       --------------
Common Stock of Employer, par value of $0.0001 per share (the "Common Stock") under the following terms and conditions:

(a)     Employee  shall  receive  an  option  to purchase up to 50,000 shares of
                                                                ------
Employer's  Common  Stock  at  a price of $1.50 per share upon execution of this
                                          -----
Agreement.

(b)     Employee  shall  receive:  (i) an option to purchase up to 50,000 shares
                                                                   ------
of Common Stock exercisable at a price of $1.75 per share at such time as annual
                                          -----
gross  revenues  of Employer and Subsidiaries reach $1,500,000, and (ii) options
                                                    ----------
to  purchase  up to an additional 50,000 shares of Common Stock exercisable at a
                                  ------
price  of $1.75 per share for every additional increase in annual gross revenues
          -----
of  Employer  and  Subsidiaries  of $1,500,000 for the earlier of the first five
                                    ----------
years  hereunder  or until Employer and Subsidiaries reach $15,000,000 in annual
                                                           -----------
gross  revenues.

(c)     Employee shall receive longevity options to purchase up to 50,000 shares
                                                                   ------
of  Common  Stock  per  year  of  employment exercisable at a price of $2.00 per
                                                                       -----
share. The employment of Employee with any Subsidiaries prior to execution of this Agreement shall be considered as employment hereunder in determining Employee's entitlement to said longevity options.

(d)     Employee  shall  receive  an  option  to purchase up to 50,000 shares of
                                                                ------
Common  Stock exercisable at a price of $2.00 per share in the event, within two
                                        -----
(2) years of Employee's employment hereunder, all or substantially all of the business or assets of Employer or Subsidiaries is sold to a third party or Employer merges with or is acquired by another entity.

8.     DUTIES.  Employer  shall  employ  Employee  in  the capacity of EXECUTIVE
       ------                                                          ---------
VICE  PRESIDENT  -  SOFTWARE  DEVELOPMENT  to  perform   such  services  as  are
-----------------------------------------
customarily associated with such position, subject to the supervision, direction and any policies and procedures established from time to time by the Board of Directors of Employer. Employee may also be employed in the same or similar capacities with Subsidiaries.

9.     EXTENT  OF SERVICES.  Employee  shall  devote  such  time,  attention and
       -------------------
energy as is reasonably necessary for Employee to faithfully perform his duties under this Agreement. Employee may engage in other business activities which do not conflict with the business of Employer.

10.     VACATION  &  SICK LEAVE.  Employee  shall  be  entitled  each  year to a
        -----------------------
vacation of three (3) weeks, during which time Employee's compensation will be paid in full. Unused days of vacation will accumulate and accrue over to future years. In addition, Employee shall have such other days off as shall be determined by Employer and shall be entitled to paid sick leave and paid holidays in accordance with Employer's policy as established by Employer from time to time.

11.     INCAPACITY  OR  DISABILITY.  In  the  event  Employee  shall  become  so
        --------------------------
incapacitated by reason of accident, illness, or other disability that Employee is unable to carry on substantially all of the normal duties of Employee under this Agreement for a continuous period of ninety (90) days, this Agreement may be terminated at Employer's option, at which time Employee shall continue to receive Employee's Salary, at the rate then in effect, for a period of four (4) months from the date on which Employee became incapacitated or disabled. If two
(2) or more periods of Employee's incapacity or disability are not separated by a return to full-time work for at least five (5) consecutive working days, then such periods of disability shall be considered one continuous period of incapacity or disability.

12.     DEATH.  In  the  event  Employee dies during the term of this Agreement,
        -----
this Agreement shall be terminated and Employer shall pay to Employee's estate, within thirty (30) days of Employee's death, an amount equal to thirty-three and one-third percent (33%) of Employee's Salary at the rate then in effect. Other death benefits will be determined in accordance with the terms of Employer's or the Company's benefit plans and programs.

13.     TERMINATION;  COMPENSATION  TO  EMPLOYEE UPON TERMINATION.  In the event
        ---------------------------------------------------------
Employer  terminates this Agreement for any reason other than in accordance with
Section  2  above  or  for  "Cause"  as  hereinafter  defined, or the disability
(Section 13) or death (Section 14) of Employee, or in the event Employee terminates this Agreement for any of the following reasons:

(a) Employer fails to pay Employee any installment of Salary, in whole or in part, when such installment becomes due and payable, and such failure continues for more than ten (10) days, or

(b) Employer breaches any term, covenant or obligation in this Agreement, which breach has continued more than thirty (30) days after Employee has given Employer notice specifying such breach, or

(g)     Employer  liquidates,  dissolves  or  files a petition in bankruptcy, or

(h) Employer sells all or substantially all of the business or assets of the Company or Employer to a third party or Employer merges with or is acquired by another company,

then, in such case, Employee shall be entitled to be paid by Employer, within sixty (60) days of such termination, an amount equal to the aggregate of all compensation earned by Employee or to which Employee was or would be entitled to receive, including Salary, for the year in which such employment was terminated and for the succeeding year. In the event Employee terminates this Agreement for any of the foregoing reasons, the provisions of Sections 16 and 17 shall be of no force and effect.

     Nothing herein shall prevent Employer from terminating this Agreement and Employee's employment hereunder for "Cause." "Cause" shall mean: (a)
Employee's conviction of a felony under any federal or state law, or (b) the commission or participation of Employee in an injurious act of fraud, misrepresentation, embezzlement or dishonesty against Employer, or (c) Employee's substantial neglect of his duties hereunder, or (d) Employee's breach of any term, covenant or obligation in this Agreement. This Agreement shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a notice of termination specifying which act or omission to act of Employee constitutes Cause, including the particulars therefor, and Employee, within thirty (30) days of receipt of such notice, either: (i) cures such act or omission to act, or (ii) provides notice to Employer that he disputes such termination. In the event Employee provides timely notice to Employer that he challenges such termination, the dispute shall then be submitted to an arbitrator agreed upon by Employer and Employee. If the parties cannot agree upon an arbitrator, they shall each select an arbitrator and the arbitrators so selected shall choose a third arbitrator to hear the dispute. The decision of the arbitrator(s) shall be binding upon Employer and Employee. During the pendency of any dispute, Employer shall continue to pay salary to Employee, at the rate then in effect, and Employee shall continue to perform his duties under this Agreement. In the event Employee fails to either timely cure the act or omission to act or provide notice to Employer of a dispute thereof, this Agreement shall be considered terminated and Employer shall have no further obligation to pay compensation to Employee hereunder, except for payment of any compensation accrued through the date of termination. All such accrued compensation shall be paid to Employee in a lump sum on the date of termination.

14.     NON-DISCLOSURE  OF  CONFIDENTIAL  INFORMATION.   Employee     recognizes
        ---------------------------------------------
and acknowledges that trade secrets and proprietary information and processes of Employer and Subsidiaries, as they may exist from time to time, are valuable, special, and unique assets of the business of Employer and Subsidiaries, access to and knowledge of which are essential to the performance of Employee's duties hereunder. Employee shall not, during or after the term of this Agreement, in whole or in part, disclose such secrets, information or processes including, but not limited to, names of customers and potential customers, names, locations and other identifying information concerning vendors and suppliers of Employer and Subsidiaries, prospective and current business transactions and arrangements, electronic processing, electronic data processing, work processing and/or computer programs, runs and other electronic products and records, price lists, training materials, business methods, procedures and forms of Employer and Subsidiaries, and advertising and promotional materials and sources, to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, nor shall Employee make use of any such property for his own purposes or for the benefit of any person, firm, corporation or other entity (except Employer and Subsidiaries) under any circumstances during or after the term of this Agreement; provided that after the term of this Agreement these restrictions shall not apply to such secrets, information and processes which are then in the public domain (provided that Employee was not responsible, directly or indirectly, for such secrets, information or processes entering the public domain without Employer's consent). Employee agrees to hold as Employer's property all memoranda, books, papers, letters, computer disks, customer lists, price lists, advertising and promotional materials, contracts, and other data, and all copies thereof and therefrom, in any way relating to the business and affairs of Employer and Subsidiaries, whether made by him or otherwise coming into his possession, and on demand of Employer, at any time, to deliver the same to Employer.

15.     COVENANT NOT TO COMPETE.  During the term hereof and for a period of one
        -----------------------
(1) year thereafter in the event Employee's employment is terminated for Cause, Employee shall not within a radius of one hundred (100) miles of any geographic area within which Employer or any of its Subsidiaries has an office, enter into or engage in any business in competition with the business of Employer or any of its Subsidiaries, as it now exists or may exist in the future, either as an individual on his own account, or as a partner, or joint venturer, or as an officer, director or stockholder of a corporation, or otherwise. It is agreed by the parties hereto that if any portion of this covenant not to compete is held to be unreasonable, arbitrary or against public policy, the covenant herein shall be considered divisible both as to time and geographical area, and each month of the specified period shall be deemed a separate period of time, and each county or parish of each State in the United States of America shall be deemed a separate geographical area, so that the lesser period of time or geographical area shall remain effective so long as the same is not unreasonable, arbitrary, or against public policy. The parties hereto agree that, in the event any court determines the specified time period or the specified geographical area to be unreasonable, arbitrary, or against public policy, a lesser time period or geographical area which is determined to be reasonable, non-arbitrary and not against public policy may be enforced against Employee.

16.     REMEDIES.  If  there  is a breach or threatened breach of the provisions
        --------
of Sections 16 or 17 of this Agreement, Employer shall be entitled to an injunction restraining Employee from such breach. Nothing herein shall be construed as prohibiting Employer from pursuing any other remedies for such breach or threatened breach.

17.     PRIOR  EMPLOYMENT  AGREEMENT.  Employee  and  Employer's  subsidiary,
        ----------------------------
Emagisoft Corporation f/k/a Net Advantage, Inc., are parties to an Employment Agreement dated as of July 15, 1999 ("Prior Agreement"). It is intended that this Agreement shall supersede and replace the Prior Agreement, and upon execution of this Agreement the Prior Agreement shall be cancelled and of no further force and effect and the rights and obligations of the parties under the Prior Agreement shall be deemed null and void. Employee understands and agrees that any option to purchase shares of common stock or other securities of Emagisoft Corporation, which has been granted to or received by Employee under the Prior Agreement, shall be cancelled and considered null and void.

18.     NOTICES.  Any  notice  required  or  permitted  to  be  given under this
        -------
Agreement shall be sufficient if in writing and if sent by certified or registered mail, return receipt requested, to the parties at the following addresses:

     In  the  case  of  Employer:               405 Central Avenue, Second Floor
                                                --------------------------------
                                                St.  Petersburg,  FL  33701
                                                ---------------------------
                                                Attention:  Kyle E. Jones
                                                -------------------------

     In  the  case  of  Employee:               11555  Tradewinds  Blvd.
                                                ------------------------
                                                Largo,  FL  33773
                                                -----------------

or  at  such  other  place  as  the  parties  may  later  designate.

19.     ATTORNEY'S  FEES.   Should   Employer  or   Employee   institute   legal
        ----------------
action, whether at law or in equity, to enforce any provision hereunder, the prevailing party shall be entitled to receive from the other party all costs and reasonable attorney's fees, including, but not limited to, fees for trial and appeals or other legal proceedings.

20.     CONSENT  TO  JURISDICTION AND VENUE.   The  parties  hereby  consent  to
        -----------------------------------
personal jurisdiction and venue, for any action brought by Employer or Employee arising out of a breach or threatened breach of this Agreement, in Pinellas County, Florida. The parties agree that any action arising under this Agreement or out of the relationship established by this Agreement shall be brought only and exclusively in Pinellas County, Florida.

21.     WAIVER  OF  BREACH.   The   waiver   by   a   party  of  a breach of any
        ------------------
condition of this Agreement by the other party shall not be construed as a waiver by such party of any subsequent breach by the other party.

22.     ASSIGNMENT.  This  Agreement  may not be assigned by either party hereto
        ----------
without  the  written  consent  of  both  parties.

23.     ENTIRE  AGREEMENT.  This  Agreement  contains  the  entire  agreement of
        -----------------
the parties. It may be changed only by an agreement in writing signed by the parties hereto.

24.     GOVERNING  LAW.  This  Agreement  shall  be  governed  by  and construed
        --------------
and  enforced  in  accordance  with  the  laws  of  the  State  of  Florida.

25.     HEADINGS.  The   headings   in   this   Agreement   are   inserted   for
        --------
convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

26.     COUNTERPARTS.  This  Agreement  may be executed in counterparts, each of
        ------------
which shall be deemed an original, but together which shall constitute one and the same instrument.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


FOR  EMPLOYER:
EMAGISOFT  TECHNOLOGIES,  INC.               WITNESSES:



     /s/  Kyle  E.  Jones                              /s/  Peter  VanSon
     --------------------                              ------------------
Kyle  E.  Jones,  President

                                                       /s/  Frank  P. Rothschild
                                                       -------------------------


FOR  EMPLOYEE:                                WITNESSES:


     /s/  William  Egge                                /s/  Peter  VanSon
     ------------------                                ------------------
William  H.  Egge  IV

                                                       /s/  Frank  P. Rothschild
                                                       -------------------------



                     ACKNOWLEDGMENT OF EMAGISOFT CORPORATION
                     ---------------------------------------

The undersigned, a party to that certain Employment Agreement dated as of July 15, 1999, between Emagisoft Corporation and William H. Egge IV ("Prior Agreement"), acknowledges and agrees that upon execution of this Agreement by Employer and Employee, the Prior Agreement shall be cancelled and of no further force and effect, and the rights and obligations of the undersigned under the Prior Agreement shall be deemed null and void.


          FOR  EMAGISOFT  CORPORATION:          /s/  Kyle  E.  Jones
                                                --------------------
                                                Kyle  E.  Jones,  President

                              EMPLOYMENT AGREEMENT
                              --------------------


THIS EMPLOYMENT AGREEMENT (THIS "AGREEMENT") IS MADE AND ENTERED INTO AS OF THIS 3rd DAY OF January, 2000, BY AND BETWEEN EMAGISOFT TECHNOLOGIES, INC., A FLORIDA
---
CORPORATION (HEREINAFTER REFERRED TO AS "EMPLOYER"), AND DAVID HOLLIS (HEREINAFTER REFERRED TO AS "EMPLOYEE").

                         W  I  T  N  E  S  S  E  T  H  :
                         -  -  -  -  -  -  -  -  -  -

     WHEREAS, the continued availability of Employee's services is regarded by Employer as vitally important to its continued corporate growth and success, and Employee desires to formalize his employment with Employer and to maximize the security of his position.

NOW THEREFORE, in consideration of such employment and the premises and covenants hereinafter set forth, the parties hereto agree as follows:

1.     EMPLOYMENT.  Employer  hereby  agrees  to  employ  Employee  and Employee
       ----------
hereby accepts such employment, upon the terms and conditions hereinafter set forth.

2.     TERM.  Subject to the provisions for termination as hereinafter provided,
       ----
the  term of this Agreement shall be TWO (2) YEARS and shall commence on JANUARY
                                                                         -------
3RD,  2000,  and  terminate  on  JANUARY  3RD,  2002.  This  Agreement  shall be
---                              ------------
automatically renewed for additional one (1) year terms unless either party gives the other notice to terminate this Agreement at least sixty (60) days prior to the expiration of the initial term or any one (1) year renewal term.

3.     COMPENSATION.  Employer  shall  pay   Employee   an   annual   salary  of
       ------------
SEVENTY-EIGHT  THOUSAND  DOLLARS  ($78,000.00),   payable  in  accordance   with
----------------------------------------------
Employer's  normal  policies  but  in  no  event  less  often than biweekly (the
"Salary"). Employer shall increase the Salary payable to Employee each year upon the anniversary of Employee's commencement of employment in an amount not less than five percent (5%) of the salary payable to Employee for the previous year.

4.     EMPLOYEE  BENEFITS.  Employee shall be entitled to receive or participate
       ------------------
in all benefit plans and programs of Employer and the Company currently existing or hereafter made available to executives or senior management of Employer or any subsidiary corporations of Employer, including Emagisoft Corporation and Interactive Media Solutions, Inc. (the "Subsidiaries"), including but not limited to, pension and profit sharing plan, 401(k) plan, incentive savings plan, stock option plan, group life insurance, dental, hospitalization, surgical and medical coverage, salary continuation plan, disability coverage and other fringe benefits.

5.     MEDICAL  AND  DENTAL  INSURANCE.  During  the  term  of  this  Agreement,
       -------------------------------
Employer shall maintain in full force and effect, at sole cost to Employer, an all-inclusive policy of medical and dental insurance covering Employee and dependents of Employee, which policy provides substantially the same limits and coverage's of Employer's medical and dental insurance provided to executive officers or senior management of Employer or any of its Subsidiaries.

6.     BUSINESS  EXPENSES.  Employee  is authorized to incur reasonable expenses
       ------------------
as determined by the Board of Directors on behalf of Employer in performing his duties, including expenses for general administration of the Employer's office, travel, transportation, entertainment, gifts and similar items, which expenses shall be paid by Employer.

7.     STOCK  OPTIONS.  Employee  shall be granted options to purchase shares of
       --------------
Common Stock of Employer, par value of $0.0001 per share (the "Common Stock") under the following terms and conditions:

(a)     Employee  shall  receive  an  option  to purchase up to 50,000 shares of
                                                                ------
Employer's  Common  Stock  at  a price of $1.50 per share upon execution of this
                                          -----
Agreement.

(b)     Employee  shall  receive:  (i) an option to purchase up to 50,000 shares
                                                                   ------
of Common Stock exercisable at a price of $1.75 per share at such time as annual
                                          -----
gross  revenues  of Employer and Subsidiaries reach $1,500,000, and (ii) options
                                                    ----------
to  purchase  up to an additional 50,000 shares of Common Stock exercisable at a
                                  ------
price  of $1.75 per share for every additional increase in annual gross revenues
          -----
of  Employer  and  Subsidiaries  of $1,500,000 for the earlier of the first five
                                    ----------
years  hereunder  or until Employer and Subsidiaries reach $15,000,000 in annual
                                                           -----------
gross  revenues.

(c)     Employee shall receive longevity options to purchase up to 50,000 shares
                                                                   ------
of  Common  Stock  per  year  of  employment exercisable at a price of $2.00 per
                                                                       -----
share. The employment of Employee with any Subsidiaries prior to execution of this Agreement shall be considered as employment hereunder in determining Employee's entitlement to said longevity options.

(d)     Employee  shall  receive  an  option  to purchase up to 50,000 shares of
                                                                ------
Common  Stock exercisable at a price of $2.00 per share in the event, within two
                                        -----
(2) years of Employee's employment hereunder, all or substantially all of the business or assets of Employer or Subsidiaries is sold to a third party or Employer merges with or is acquired by another entity.

8.     DUTIES.   Employer  shall  employ  Employee  in  the  capacity  of  CHIEF
       ------                                                              -----
INFORMATION  OFFICER to perform such services as are customarily associated with
--------------------
such position, subject to the supervision, direction and any policies and procedures established from time to time by the Board of Directors of Employer. Employee may also be employed in the same or similar capacities with Subsidiaries.

9.     EXTENT  OF SERVICES.  Employee  shall  devote  such  time,  attention and
       -------------------
energy as is reasonably necessary for Employee to faithfully perform his duties under this Agreement. Employee may engage in other business activities which do not conflict with the business of Employer.

10.     VACATION  &  SICK LEAVE.  Employee  shall  be  entitled  each  year to a
        -----------------------
vacation of three (3) weeks, during which time Employee's compensation will be paid in full. Unused days of vacation will accumulate and accrue over to future years. In addition, Employee shall have such other days off as shall be determined by Employer and shall be entitled to paid sick leave and paid holidays in accordance with Employer's policy as established by Employer from time to time.

11.     INCAPACITY  OR  DISABILITY.  In  the  event  Employee  shall  become  so
        --------------------------
incapacitated by reason of accident, illness, or other disability that Employee is unable to carry on substantially all of the normal duties of Employee under this Agreement for a continuous period of ninety (90) days, this Agreement may be terminated at Employer's option, at which time Employee shall continue to receive Employee's Salary, at the rate then in effect, for a period of four (4) months from the date on which Employee became incapacitated or disabled. If two
(2) or more periods of Employee's incapacity or disability are not separated by a return to full-time work for at least five (5) consecutive working days, then such periods of disability shall be considered one continuous period of incapacity or disability.

12.     DEATH.  In  the  event  Employee dies during the term of this Agreement,
        -----
this Agreement shall be terminated and Employer shall pay to Employee's estate, within thirty (30) days of Employee's death, an amount equal to thirty-three and one-third percent (33%) of Employee's Salary at the rate then in effect. Other death benefits will be determined in accordance with the terms of Employer's or the Company's benefit plans and programs.

13.     TERMINATION;  COMPENSATION  TO  EMPLOYEE UPON TERMINATION.  In the event
        ---------------------------------------------------------
Employer  terminates this Agreement for any reason other than in accordance with
Section  2  above  or  for  "Cause"  as  hereinafter  defined, or the disability
(Section 13) or death (Section 14) of Employee, or in the event Employee terminates this Agreement for any of the following reasons:

(a) Employer fails to pay Employee any installment of Salary, in whole or in part, when such installment becomes due and payable, and such failure continues for more than ten (10) days, or

(b) Employer breaches any term, covenant or obligation in this Agreement, which breach has continued more than thirty (30) days after Employee has given Employer notice specifying such breach, or

(i)     Employer  liquidates,  dissolves  or  files a petition in bankruptcy, or

(j) Employer sells all or substantially all of the business or assets of the Company or Employer to a third party or Employer merges with or is acquired by another company,

then, in such case, Employee shall be entitled to be paid by Employer, within sixty (60) days of such termination, an amount equal to the aggregate of all compensation earned by Employee or to which Employee was or would be entitled to receive, including Salary, for the year in which such employment was terminated and for the succeeding year. In the event Employee terminates this Agreement for any of the foregoing reasons, the provisions of Sections 16 and 17 shall be of no force and effect.

     Nothing herein shall prevent Employer from terminating this Agreement and Employee's employment hereunder for "Cause." "Cause" shall mean: (a)
Employee's conviction of a felony under any federal or state law, or (b) the commission or participation of Employee in an injurious act of fraud, misrepresentation, embezzlement or dishonesty against Employer, or (c) Employee's substantial neglect of his duties hereunder, or (d) Employee's breach of any term, covenant or obligation in this Agreement. This Agreement shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a notice of termination specifying which act or omission to act of Employee constitutes Cause, including the particulars therefor, and Employee, within thirty (30) days of receipt of such notice, either: (i) cures such act or omission to act, or (ii) provides notice to Employer that he disputes such termination. In the event Employee provides timely notice to Employer that he challenges such termination, the dispute shall then be submitted to an arbitrator agreed upon by Employer and Employee. If the parties cannot agree upon an arbitrator, they shall each select an arbitrator and the arbitrators so selected shall choose a third arbitrator to hear the dispute. The decision of the arbitrator(s) shall be binding upon Employer and Employee. During the pendency of any dispute, Employer shall continue to pay salary to Employee, at the rate then in effect, and Employee shall continue to perform his duties under this Agreement. In the event Employee fails to either timely cure the act or omission to act or provide notice to Employer of a dispute thereof, this Agreement shall be considered terminated and Employer shall have no further obligation to pay compensation to Employee hereunder, except for payment of any compensation accrued through the date of termination. All such accrued compensation shall be paid to Employee in a lump sum on the date of termination.

14.     NON-DISCLOSURE  OF  CONFIDENTIAL  INFORMATION.    Employee    recognizes
        ---------------------------------------------
and acknowledges that trade secrets and proprietary information and processes of Employer and Subsidiaries, as they may exist from time to time, are valuable, special, and unique assets of the business of Employer and Subsidiaries, access to and knowledge of which are essential to the performance of Employee's duties hereunder. Employee shall not, during or after the term of this Agreement, in whole or in part, disclose such secrets, information or processes including, but not limited to, names of customers and potential customers, names, locations and other identifying information concerning vendors and suppliers of Employer and Subsidiaries, prospective and current business transactions and arrangements, electronic processing, electronic data processing, work processing and/or computer programs, runs and other electronic products and records, price lists, training materials, business methods, procedures and forms of Employer and Subsidiaries, and advertising and promotional materials and sources, to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, nor shall Employee make use of any such property for his own purposes or for the benefit of any person, firm, corporation or other entity (except Employer and Subsidiaries) under any circumstances during or after the term of this Agreement; provided that after the term of this Agreement these restrictions shall not apply to such secrets, information and processes which are then in the public domain (provided that Employee was not responsible, directly or indirectly, for such secrets, information or processes entering the public domain without Employer's consent). Employee agrees to hold as Employer's property all memoranda, books, papers, letters, computer disks, customer lists, price lists, advertising and promotional materials, contracts, and other data, and all copies thereof and therefrom, in any way relating to the business and affairs of Employer and Subsidiaries, whether made by him or otherwise coming into his possession, and on demand of Employer, at any time, to deliver the same to Employer.

15.     COVENANT NOT TO COMPETE.  During the term hereof and for a period of one
        -----------------------
(1) year thereafter in the event Employee's employment is terminated for Cause, Employee shall not within a radius of one hundred (100) miles of any geographic area within which Employer or any of its Subsidiaries has an office, enter into or engage in any business in competition with the business of Employer or any of its Subsidiaries, as it now exists or may exist in the future, either as an individual on his own account, or as a partner, or joint venturer, or as an officer, director or stockholder of a corporation, or otherwise. It is agreed by the parties hereto that if any portion of this covenant not to compete is held to be unreasonable, arbitrary or against public policy, the covenant herein shall be considered divisible both as to time and geographical area, and each month of the specified period shall be deemed a separate period of time, and each county or parish of each State in the United States of America shall be deemed a separate geographical area, so that the lesser period of time or geographical area shall remain effective so long as the same is not unreasonable, arbitrary, or against public policy. The parties hereto agree that, in the event any court determines the specified time period or the specified geographical area to be unreasonable, arbitrary, or against public policy, a lesser time period or geographical area which is determined to be reasonable, non-arbitrary and not against public policy may be enforced against Employee.

16.     REMEDIES.  If  there  is a breach or threatened breach of the provisions
        --------
of Sections 16 or 17 of this Agreement, Employer shall be entitled to an injunction restraining Employee from such breach. Nothing herein shall be construed as prohibiting Employer from pursuing any other remedies for such breach or threatened breach.

17.     PRIOR  EMPLOYMENT  AGREEMENT.  Employee  and  Employer's  subsidiary,
        ----------------------------
Emagisoft Corporation f/k/a Net Advantage, Inc., are parties to an Employment Agreement dated as of July 15, 1999 ("Prior Agreement"). It is intended that this Agreement shall supersede and replace the Prior Agreement, and upon execution of this Agreement the Prior Agreement shall be cancelled and of no further force and effect and the rights and obligations of the parties under the Prior Agreement shall be deemed null and void. Employee understands and agrees that any option to purchase shares of common stock or other securities of Emagisoft Corporation, which has been granted to or received by Employee under the Prior Agreement, shall be cancelled and considered null and void.

18.     NOTICES.  Any  notice  required  or  permitted  to  be  given under this
        -------
Agreement shall be sufficient if in writing and if sent by certified or registered mail, return receipt requested, to the parties at the following addresses:

     In  the  case  of  Employer:               405 Central Avenue, Second Floor
                                                --------------------------------
                                                St.  Petersburg,  FL  33701
                                                ---------------------------
                                                Attention:  Kyle E. Jones
                                                -------------------------

     In  the  case  of  Employee:               10353  Abbotsford  Drive
                                                ------------------------
                                                Tampa,  FL  33626
                                                -----------------

or  at  such  other  place  as  the  parties  may  later  designate.

19.     ATTORNEY'S  FEES.   Should   Employer   or   Employee   institute  legal
        ----------------
action, whether at law or in equity, to enforce any provision hereunder, the prevailing party shall be entitled to receive from the other party all costs and reasonable attorney's fees, including, but not limited to, fees for trial and appeals or other legal proceedings.

20.     CONSENT  TO  JURISDICTION AND VENUE.   The  parties  hereby  consent  to
        -----------------------------------
personal jurisdiction and venue, for any action brought by Employer or Employee arising out of a breach or threatened breach of this Agreement, in Pinellas County, Florida. The parties agree that any action arising under this Agreement or out of the relationship established by this Agreement shall be brought only and exclusively in Pinellas County, Florida.

21.     WAIVER  OF  BREACH.  The   waiver   by  a  party  of  a  breach  of  any
        ------------------
condition of this Agreement by the other party shall not be construed as a waiver by such party of any subsequent breach by the other party.

22.     ASSIGNMENT.  This  Agreement  may not be assigned by either party hereto
        ----------
without  the  written  consent  of  both  parties.

23.     ENTIRE  AGREEMENT.  This  Agreement  contains  the  entire  agreement of
        -----------------
the parties. It may be changed only by an agreement in writing signed by the parties hereto.

24.     GOVERNING  LAW.  This  Agreement  shall  be  governed  by  and construed
        --------------
and  enforced  in  accordance  with  the  laws  of  the  State  of  Florida.

25.     HEADINGS.  The   headings   in   this   Agreement   are   inserted   for
        --------
convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

26.     COUNTERPARTS.  This  Agreement  may be executed in counterparts, each of
        ------------
which shall be deemed an original, but together which shall constitute one and the same instrument.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


FOR  EMPLOYER:
EMAGISOFT  TECHNOLOGIES,  INC.               WITNESSES:



     /s/  Kyle  E.  Jones                              /s/  Peter  VanSon
     --------------------                              ------------------
Kyle  E.  Jones,  President

                                                       /s/  Frank  P. Rothschild
                                                       -------------------------


FOR  EMPLOYEE:                               WITNESSES:


     /s/  David  T.  Hollis                            /s/  Peter  VanSon
     ----------------------                            ------------------
David  Hollis

                                                       /s/  Frank  P. Rothschild
                                                       -------------------------



                     ACKNOWLEDGMENT OF EMAGISOFT CORPORATION
                     ---------------------------------------

The undersigned, a party to that certain Employment Agreement dated as of July 15, 1999, between Emagisoft Corporation and David Hollis ("Prior Agreement"), acknowledges and agrees that upon execution of this Agreement by Employer and Employee, the Prior Agreement shall be cancelled and of no further force and effect, and the rights and obligations of the undersigned under the Prior Agreement shall be deemed null and void.


          FOR  EMAGISOFT  CORPORATION:          /s/  Kyle  E.  Jones
                                                --------------------
                                                Kyle  E.  Jones,  President

                              EMPLOYMENT AGREEMENT
                              --------------------


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into this 20TH day of July, 1999, by and between INTERACTIVE MEDIA SOLUTIONS, INC., a
----
Florida corporation (hereinafter referred to as "Employer"), and ROGER W. FINEFROCK (hereinafter referred to as "Employee").

                         W  I  T  N  E  S  S  E  T  H  :
                         -  -  -  -  -  -  -  -  -  -

     WHEREAS, the continued availability of Employee's services is regarded by Employer as vitally important to its continued corporate growth and success, and Employee desires to formalize his employment with Employer and to maximize the security of his position.

     NOW THEREFORE, in consideration of such employment and the premises and covenants hereinafter set forth, the parties hereto agree as follows:

SECTION  1:     EMPLOYMENT.   Employer  employs  Employee  and  Employee accepts
                ----------
employment  upon  the  terms  and  conditions  hereinafter  set  forth.

SECTION  2:     TERM.   Subject   to   the   provisions   for   termination   as
                ----
provided,  the  term of this Agreement shall begin on JULY 20TH, 1999, and shall
                                                      ---------
terminate one (1) year hence. This Agreement shall be automatically renewed for additional one (1) year terms unless either party gives the other notice to terminate this Agreement at least sixty (60) days prior to the expiration of the initial term or any one (1) year renewal term.

SECTION  3:     COMPENSATION.
                ------------

     (a) For all services rendered by Employee under this agreement, Employer shall pay Employee an annual base salary, to be determined by its Board of Directors, but in no event shall the annual salary be less than SEVENTY-EIGHT
                                                                   -------------
THOUSAND  DOLLARS  ($78,000),  plus  the   annual   salary  raise  described  in
----------------------------
subparagraph (b) below, per year, payable in equal installments pursuant to the Employer's normal payroll schedule for Employees.

     (b) The Board of Directors shall increase the base salary amount each year on the anniversary of Employee's commencement of employment in an amount within the discretion of the Board of Directors, but in no event shall this increase be less than five per cent (5%) of the salary of the previous year.

     (c) In addition to the annual base salary, at the discretion of the Board of Directors, Employee may be paid a bonus.

     (d) In addition to the above paragraphs (a), (b), and (c), the Board of Directors shall take such measures as to adopt performance milestones for the Employer corporation, and shall, from time to time, award Employer-corporation stock based upon the Employer-corporation's completion of these performance milestones.

     (e) In addition to the above paragraphs (a), (b), (c), and (d), the Board of Directors and the Employee shall jointly take such measures as to adopt agreed-upon and reasonable performance milestones for the Employee, and shall, from time to time, award cash bonuses based upon Employee's completion of these performance milestones.

SECTION  4:     DUTIES.  Employee  shall  serve  as  PRESIDENT  of the Employer,
                ------                               ---------
and shall assume such duties as are normally and reasonably associated with such position. In these capacities, Employee shall be responsible for duties as outlined in the job description attached to this employment agreement as attachment A. The services to be performed by Employee may be extended or curtailed from time to time at the direction of Employer's Board of Directors or the Chief Executive Officer.

SECTION  5:     EXPENSES.   Employee   is   authorized   to   incur   reasonable
                --------
expenses as determined by the Board of Directors on behalf of Employer in performing his duties, including expenses for general administration of the Employer's office, travel, transportation, entertainment, gifts and similar items, which expenses shall be paid by Employer.

SECTION  6:     VACATIONS.   Employee   shall   be   entitled   each  year  to a
                ---------
vacation of fifteen (15) weekdays, no two of which need be consecutive, but in no event shall more than five (5) days be consecutive without the consent of the Chief Executive Officer, during which time compensation shall be paid in full.

SECTION  7:     DISABILITY.   If   Employee  is  unable  to perform his services
                ----------
by reason of illness or incapacity for a period of more than eight consecutive weeks, the compensation otherwise payable during the continued period of illness or incapacity shall be reduced by 20 percent. Employee's full compensation shall be reinstated upon his return to employment and the discharge of his full duties. Notwithstanding anything here to the contrary, Employer may terminate this agreement at any time after Employee has been absent from employment, for whatever cause, for a continuous period of more than 90 calendar days and all obligations of Employer, except those outlined in Section 13 of this Agreement, shall cease upon that termination.

SECTION  8:     TERMINATION.
                -----------

     (a) For Cause - Nothing herein shall prevent Employer from terminating this Agreement and Employee's employment hereunder for "Cause." "Cause" shall mean: (a) Employee's conviction of a felony under any federal or state law, or
(b) the commission or participation of Employee in an injurious act of fraud, misrepresentation, embezzlement or dishonesty against Employer, or (c) Employee's substantial neglect of his duties hereunder, or (d) Employee's breach of any term, covenant or obligation in this Agreement. This Agreement shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Employee a notice of termination specifying which act or omission to act of Employee constitutes Cause. Upon termination of this Agreement for Cause, Employer shall have no further obligation to pay compensation to Employer hereunder, except for payment of any compensation accrued through the date of termination. All such accrued compensation shall be paid to Employee in a lump sum within thirty (30) days of the date of termination.

     (b) Without Cause - Employee's employment may be terminated by Employer at any time without cause upon fifteen (15) days prior written notice to Employee. If Employer terminates Employee without cause as described in Section 8(a), Employee shall be entitled to three months compensation as outlined in the Agreement.

SECTION  9:     INSURANCE.  Employer  shall  use  its  best  efforts to maintain
                ---------
in  force  for  the  benefit of Employee, throughout the term of this agreement:

     (a) An all-inclusive policy of health and dental insurance, including dental coverage, covering the Employee and his family which provides benefits similar to those provided to Employees in similar positions in the industry in which Employer is engaged.

SECTION  10:     SICK  LEAVE.
                 -----------

     (a) Sick leave is compensable only on bona fide sickness of the Employee, and if any sick leave is taken for five or more consecutive days, the Employee shall present a doctor's certificate to the personnel officer. The Employee is entitled to twelve (12) working days of sick leave with pay (excluding the time during which he is not regularly assigned to work) for a calendar year of service, on the submission of satisfactory proof of the necessity for sick leave. Employer may, at its option, compel Employee to attend an independent medical examination by a doctor of Employer's choosing to confirm the diagnosis contained in the Employee's doctor's certificate. For the purpose of computing sick leave, each Employee shall be considered to work no more than five days each week and sick leave shall accrue at the rate of one day per month.

     (b) Holidays occurring during sick leave shall not be counted as a day of sick leave.

     (c) Sick leave shall not be taken as vacation time, nor compensated for in cash at any time except under Section 10(a) above.

     (d) A full-time, regular Employee is entitled to three (3) days' bereavement leave with pay which shall be charged against his accumulated sick leave. Bereavement leave is applicable when death occurs in the Employee's immediate family. For purposes of this section, immediate family shall be Employee's spouse, parents, children, siblings, grandchildren or grandparents.

SECTION  11:  NON-DISCLOSURE  OF  CONFIDENTIAL  INFORMATION.  Employee
              ---------------------------------------------
recognizes and acknowledges that Employer's trade secrets and proprietary information and processes, as they may exist from time to time, are valuable, special, and unique assets of Employer's business, access to and knowledge of which are essential to the performance of Employee's duties hereunder. Employee shall not, during or after the term of this Agreement, in whole or in part, disclose such secrets, information or processes including, but not limited to, names of customers and potential customers, names, locations and other identifying information concerning Employer's vendors and suppliers, prospective and current business transactions and arrangements, electronic processing, electronic data processing, work processing and/or computer programs, runs and other electronic products and records, price lists, training materials, business methods, procedures and forms of Employer, and advertising and promotional materials and sources, to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, nor shall Employee make use of any such property for his own purposes or for the benefit of any person, firm, corporation or other entity (except Employer) under any circumstances during or after the term of this Agreement; provided that after the term of this Agreement these restrictions shall not apply to such secrets, information and processes which are then in the public domain (provided that Employee was not responsible, directly or indirectly, for such secrets, information or processes entering the public domain without Employer's consent). Employee agrees to hold as Employer's property all memoranda, books, papers, letters, computer disks, customer lists, price lists, advertising and promotional materials, contracts, and other data, and all copies thereof and therefrom, in any way relating to Employer's business and affairs, whether made by him or otherwise coming into his possession, and on demand of Employer, at any time, to deliver the same to Employer.

SECTION  12:  COVENANT  NOT TO COMPETE.  During the term hereof and for a period
              ------------------------
of one (1) year thereafter in the event Employee's employment is terminated for Cause, Employee shall not within a radius of one hundred (100) miles of any geographic area within which Employer, or any affiliate or subsidiary of Employer, has an office, enter into or engage in any business in competition with the business of Employer, as it now exists or may exist in the future, either as an individual on his own account, or as a partner, or joint venturer, or as an officer, director or stockholder of a corporation, or otherwise. It is agreed by the parties hereto that if any portion of this covenant not to compete is held to be unreasonable, arbitrary or against public policy, the covenant herein shall be considered divisible both as to time and geographical area, and each month of the specified period shall be deemed a separate period of time, and each county or parish of each State in the United States of America shall be deemed a separate geographical area, so that the lesser period of time or geographical area shall remain effective so long as the same is not unreasonable, arbitrary, or against public policy. The parties hereto agree that, in the event any court determines the specified time period or the specified geographical area to be unreasonable, arbitrary, or against public policy, a lesser time period or geographical area which is determined to be reasonable, non-arbitrary and not against public policy may be enforced against Employee.

SECTION  13:     EMPLOYEE  INCENTIVE OPTION TO PURCHASE STOCK.  The Employee, at
                 --------------------------------------------
any time during the term of this agreement, has the option to participate in any Employee Stock Purchase Plan adopted by the Board of Directors.

SECTION  14:     LEGAL  PROCEEDINGS.  No  proceedings,  civil or criminal, which
                 ------------------
relate to the business of the Employer, shall be commenced by Employee except with the approval of the counsel of the Employer, and all proceedings, if commenced, shall be under the sole direction of counsel.

SECTION 15:     LEGAL PROCEEDINGS AGAINST EMPLOYER.    The  Employee  shall  not
                ----------------------------------
commence any action relating to his employment until thirty (30) days after service of notice of claim on the Employer.

SECTION 16:     NOTICES.  Any  notice  required  or  permitted to be given under
                -------
this Agreement shall be sufficient if in writing and if sent by certified or registered mail to:

     In  the  case  of  Employer:               405  Central  Avenue,  Suite 202
                                                --------------------------------
                                                St.  Petersburg,  FL  33701
                                                ---------------------------
                                                Attention:  Kyle  E.  Jones
                                                ---------------------------

     In  the  case  of  Employee:               Roger  W.  Finefrock
                                                --------------------
                                                405  Central  Avenue,  Suite 202
                                                --------------------------------
                                                St.  Petersburg,  FL  33701
                                                ---------------------------

or  at  such  other  place  as  the  parties  may  later  designate.


SECTION  17:     WAIVER  OF  BREACH.  The  waiver by Employer of a breach of any
                 ------------------
provision of this Agreement by Employee shall not operate or be construed as a waiver of any subsequent breach by Employee.

SECTION  18:     ASSIGNMENT.  The  rights and obligations of Employer under this
                 ----------
Agreement shall inure to the benefit of and shall be binding upon Employer's successors and assigns.

SECTION  19:     ENTIRE  AGREEMENT.   This   instrument   contains   the  entire
                 -----------------
agreement of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.

SECTION  20:     CHOICE  OF  LAWS.   This  contract  shall  be  interpreted  and
                 ----------------
enforced  in  accordance  with  the  laws  of  the  State  of  Florida.

SECTION  21:     ENFORCEMENT BY INJUNCTION.   The  services  to  be  rendered by
                 -------------------------
Employee are of a unique and original character entitling Employer to enforcement of this contract by injunction or other relief in a court of equity.

SECTION  22:     HEADINGS.  The  headings  in  this  Agreement  are inserted for
                 --------
convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


FOR  EMPLOYER:                         WITNESSES:
INTERACTIVE  MEDIA  SOLUTIONS,  INC.

                                       /s/
                                       -----------------------------

By: /s/                                /s/
    ------------------------------     -----------------------------

FOR  EMPLOYEE:                         WITNESSES:


/s/ Roger Finefrock                    /s/
----------------------------------     -----------------------------
Roger  W.  Finefrock
                                       /s/
                                       -----------------------------

                                  ATTACHMENT A
                         TO EMPLOYMENT AGREEMENT BETWEEN
            ROGER W. FINEFROCK AND INTERACTIVE MEDIA SOLUTIONS, INC.
            --------------------------------------------------------


TITLE:  PRESIDENT
-----

SUMMARY:
-------
Serve as the presiding officer of the Board of Directors, and in that capacity, guides the deliberations and activities of that group. Responsible for directing the organization with the objective of providing maximum profit and return on invested capital; establishing short-term and long-range objectives, plans, and policies subject to the approval of the Board of Directors; and representing the organization with its major customers, the financial community and the public.

RESPONSIBILITIES:
----------------
- Develops the basic objectives, policies, and operating plans of the business; submits these to the Board of Directors for approval.
- Insures that organization policies are uniformly understood and properly interpreted and administered by subordinates; reviews and approves proposed internal policies of subordinate units.
- Insures that adequate plans for future development and growth of the business are prepared, and participates in their preparation; periodically presents such plans for general review and approval by the Board of Directors.
- Presents proposed operating and capital expenditure budgets for review and approval by the Board of Directors.
- Plans and directs all investigations and negotiations pertaining to mergers, joint ventures, the acquisition of businesses, or the sale of major assets.
- Takes necessary actions to protect and enhance the organization's investments in subsidiaries and affiliates.
- Represents the organization as appropriate in its relationships with major customers, suppliers, competitors, commercial and investment bankers, government agencies, professional societies and similar groups.
- Analyzes operating results of the organization and its principal components relative to established objectives and insures that appropriate steps are taken to correct unsatisfactory conditions.
- Insures the adequacy and soundness of the organization's financial structure and, reviews projections of working capital requirements. Negotiates and otherwise arranges for any outside financing that may be indicated.
- Prescribes the specific limitations of the authority of subordinates regarding policies, contractual commitments, expenditures, and personnel actions. Reviews and approves the appointment, employment, transfer or termination of all key executives. Resolves any conflicts arising between operating groups, staff units and other elements under immediate supervision.
-     Performs  other  related  duties  as  assigned  by the Board of Directors.
-     Reports  directly  to  the  Board  of  Directors.

                        AMENDMENT TO EMPLOYMENT AGREEMENT
                        ---------------------------------


     THIS AMENDMENT TO EMPLOYMENT AGREEMENT (the "Amendment") is made and entered into as of the 3rd day of January, 2000, by and between INTERACTIVE
                            ---
MEDIA SOLUTIONS, INC., a Florida corporation (hereinafter referred to as "Employer") and ROGER W. FINEFROCK (hereinafter referred to as "Employee").

     WHEREAS, Employer and Employee previously entered into that certain Employment Agreement dated July 20, 1999 (the "Agreement"); and

     WHEREAS, Employer and Employee believe it to be in their respective interests to amend the Agreement to provide for the grant to Employee of options to purchase shares of common stock of Emagisoft Technologies, Inc., a Florida corporation ("Emagisoft Technologies"), an affiliate company of Employer.

     NOW, THEREFORE, for the mutual consideration set forth herein, and for good and valuable consideration, the receipt and sufficiency of which is acknowledged by Employer and Employee, the parties hereto agree as follows:

     1.     The  above  recitals  are  true  and  correct.

     2. The Agreement is hereby amended to provide that Employee shall be granted options to purchase shares of common stock of Emagisoft Technologies, par value of $0.0001 per share (the "Common Stock") on the following terms and conditions:

     (a) Employee shall receive: (i) an option to purchase up to 25,000 shares of Common Stock exercisable at a price of $1.75 per share at such time as annual gross revenues of Employer reach $500,000, and (ii) options to purchase up to 25,000 shares of Common Stock exercisable at a price of $1.75 per share for every additional increase in annual gross revenues of Employer of $500,000 for the earlier of the first five years hereunder or until Employer reaches $10,000,000 in annual gross revenues. For purposes of this Section 2(a), annual gross revenues of Employer shall be determined on a calendar year basis commencing in 2000.

     (b) Employee shall receive longevity options to purchase up to 50,000 shares of Common Stock per year of employment under the Agreement exercisable at a price of $2.00 per share.

     (c) Employee shall receive an option to purchase up to 50,000 shares of Common Stock exercisable at a price of $2.00 per share in the event, within (2) years of Employee's employment, all or substantially all of the business or assets of Employer or Emagisoft Technologies is sold to a third party or Employer or Emagisoft Technologies merges with or is acquired by another entity.

     3 Any other amendments or modifications to the Agreement and/or this Amendment shall be in writing and executed by Employer and Employee. In the event of any conflict between the terms of this Amendment and the terms of the Agreement, this Amendment shall prevail. All of the other terms, conditions and provisions of the Agreement not inconsistent with this Amendment shall remain in full force and effect and shall apply to this Amendment. This Amendment may be executed in counterparts, each of which shall be deemed an original, but together which shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties have executed this Amendment to Employment Agreement as of the day and year first above written.

FOR  EMPLOYER:
EMAGISOFT  TECHNOLOGIES,  INC.         WITNESS:

/s/  Kyle  E.  Jones                  /s/
--------------------                  --------------------
Kyle  E.  Jones,  President

FOR  EMPLOYEE:                         WITNESS:

/s/  Roger Finefrock                  /s/
--------------------                  --------------------
Roger  Finefrock


                 ACKNOWLEDGMENT OF EMAGISOFT TECHNOLOGIES, INC.
                 ----------------------------------------------

The undersigned, an affiliate company of Employer, acknowledges and agrees upon execution of this Amendment by Employer and Employee to grant to Employee options to purchase shares of Common Stock of the undersigned on the terms and conditions set forth in Section 2 of this Amendment.

                                   EMAGISOFT  TECHNOLOGIES,  INC.


                                   /s/  Kyle  E.  Jones
                                   --------------------
                                   Kyle  E.  Jones,  President

                Exhibit 10.2 Specimen - Confidential Information and Invention Assignment Agreement

CONFIDENTIAL  INFORMATION  AND  INVENTION  ASSIGNMENT
AGREEMENT  FOR  EMPLOYEE


     This CONFIDENTIAL INFORMATION AND INVENTION ASSIGNMENT AGREEMENT (the "Agreement") is made between Emagisoft Technologies, Inc. (the "Company") and the undersigned employee.

     In consideration for my employment with the Company (which for purposes of this Agreement shall be deemed to include any subsidiaries or Affiliates1 of the Company), the receipt of confidential information while associated with the Company, and other good and valuable consideration, I, the undersigned individual, agree that:

1.      Term  of  Agreement.  This  agreement  shall  continue in full force and
        --------------------
effect for the duration of my employment by the Company (the "Period of Employment") and shall continue thereafter until terminated through a written instrument signed by both parties.
2.      Confidentiality.
        ----------------
a.     Definitions."Proprietary  Information"  is  all  information and any idea
       ------------
whatever form, tangible or intangible, pertaining in any manner to the business of the Company, or any of its Affiliates, or its employees, clients, consultants, or business associates, which was produced by any employee or consultant of the Company in the course of his or her employment or consulting relationship or otherwise produced or acquired by or on behalf of the Company. All Proprietary Information not generally known outside of the Company's organization, and all Proprietary Information so known only through improper means, shall be deemed "Confidential Information." By example and without limiting the foregoing definition, Proprietary and Confidential shall include, but not be limited to:
i. Formulas, research and development techniques, processes, trade secrets, computer programs, software, electronic codes, mask works, inventions, innovations, patents, patent applications, discoveries, improvements, data, know-how, formats, test results and research projects:
ii. information about costs, profits, markets, sales, contracts and lists of customers, and distributors
iii.     business,  marketing,  and  strategic  plans;
iv. forecasts, unpublished financial information, budgets, projections, and customer identities, characteristics and agreements; and
v.     employee  personnel  files  and  compensation  information.




1. For purposes of this Agreement, "Affiliate" shall mean any person or entity that directly or indirectly controls, is controlled by, or is under common control with the Company.

     Confidential Information is to be broadly defined, and includes all information that has or could have commercial value or other utility in the business in which the Company is engaged or contemplates engaging, and all information of which the unauthorized disclosure could be detrimental to the interests of the Company, whether or not such information is identified as Confidential Information by the Company.
b)     Existence  of Confidential Information.The Company owns and has developed
       ---------------------------------------
and compiled, and will develop and compile, certain trade secrets, proprietary techniques and other Confidential Information which have great value to its business. This Confidential Information includes not only information disclosed by the Company to me, but also information developed or learned by me during the course of my employment with the Company.
c)     Protection  of  Confidential  Information.  I  will  not,  directly  or
       ------------------------------------------
indirectly,  use, make available, sell, disclose or otherwise communicate to any
       --
third party, other than in my assigned duties and for the benefit of the Company, any of the Company's Confidential Information, either during or after my employment with the Company. I acknowledge that I am aware that the unauthorized disclosure of Confidential Information of the Company may be highly prejudicial to its interests, an invasion of privacy and an improper disclosure of trade secrets.

d)     Delivery of Confidential Information. Upon request, or when my employment
       -------------------------------------
with the Company terminates, I will immediately deliver to the Company all copies of any and all materials and writings received from, created for, or belonging to the Company including, but not limited to, those which relate to or contain Confidential Information.
e)     Location  and Reproduction. I shall maintain at my workstation and/or any
       ---------------------------
other place under my control only such Confidential Information as I have a current "need to know." I shall return to the appropriate person or location or otherwise properly dispose of Confidential Information once that need to know no longer exists. I shall not make copies of or otherwise reproduce Confidential Information unless there is a legitimate business need of the Company for reproduction.
f)     Prior  Actions and Knowledge.  I represent and warrant that from the time
       -----------------------------
of my first contact with the Company I held in strict confidence all Confidential Information and have not disclosed any Confidential Information, directly or indirectly, to anyone outside the Company, or used, copied, published, or summarized any Confidential Information, except to the extent otherwise permitted in this agreement.
g)     Third-Party  Information. I acknowledge that the Company has received and
       -------------------------
in the future will receive from third parties their confidential information subject to a duty on the Company's part to maintain the confidentiality of such information and to use it only for certain limited purposes. I agree that, during the Period of Employment and thereafter, I will hold all such confidential information in the strictest confidence and not to disclose or use it, except as necessary to perform my obligations hereunder and as is consistent with the Company's agreement with such third parties.
h)     Third  parties.  I represent that my employment with the Company does not
       ---------------
and will not breach any agreements with or duties to a former employer or any other third party. I will not disclose to the Company or use on its behalf any confidential information belonging to others and I will not bring onto the premises of the Company any confidential information belonging to any such party unless consented to in writing by such party.



3.  Proprietary  Rights,  Inventions  and  New  Ideas.
    --------------------------------------------------
a)     Definition,  The  term "Subject Ideas or Inventions" includes any and all
       -----------
ideas, processes, trademarks, service marks, inventions, designs, technologies, computer hardware or software, original works of authorship, formulas, discoveries, patents, copyrights, copyrightable works, products, marketing and business ideas, and all improvements, know-how, data, rights, and claims related to the foregoing that, whether or not patentable, which are conceived, developed or created which: (i) relate to the Company's current or contemplated business or activities; (ii) relate to the Company's actual or demonstrably anticipated research or development; (iii) result from any work performed by me for the Company; (iv) involve the use of the Company's equipment, supplies, facilities or trade secrets; (v) result from or are suggested by any work done by the Company or at the Company's request, or any projects specifically assigned to me; or (vi) result from my access to any of the Company's memoranda, notes, records, drawings, sketches, models, maps, customer lists, research results, data, formulae, specifications, inventions, processes, equipment or other materials (collectively, "Company Materials").
b)     Company  Ownership.  All  right, title and interest in and to all Subject
       ------------------
Ideas and Inventions, including but not limited to all registrable and patentable rights which may subsist therein, shall be held or owned solely by the Company, and where applicable, All Subject Ideas and Inventions shall be considered works made for hire. I shall mark all Subject Ideas and Inventions with the Company's copyright or other proprietary notice as directed by the Company and shall take all actions deemed necessary by the Company to protect the Company's rights therein. In the event that the Subject Ideas and Inventions shall be deemed not to constitute works made for hire, or in the event that I should otherwise, by operation of law, be deemed to retain any rights (whether moral rights or otherwise) to any Subject Ideas and Inventions, I agree to assign to the Company, without further consideration, my entire right, title and interest in and to each and every such Subject Idea and Invention.
c)     Maintenance of records. I agree to keep and maintain adequate and current
       ----------------------
written records of all Subject Ideas and Inventions and their development made by me (solely or jointly with others) during the term of my employment with the Company. These records will be in the form of notes, sketches, drawings and any other format that may be specified by the Company. These records will be available to and remain the sole property of the Company at all times.
d)     Determination  of  Subject Ideas and Inventions. I further agree that all
       ------------------------------------------------
information and records pertaining to any idea, process, trademark, service mark, invention, technology, computer hardware or software, original work of authorship, design, formula, discovery, patent, copyright, product, and all improvements, know-how, rights and claims related to the foregoing
("Intellectual Property"), that I do not believe to be a Subject Idea or Invention, but that is conceived, developed, or reduced to practice by the Company (alone by me or with others) during the Period of Employment and thereafter, shall be disclosed promptly to me by the Company (such disclosure to be received in confidence). The Company shall examine such information to determine if in fact the Intellectual Property is a Subject Idea or Invention subject to this agreement.

e)     Access.  Because of the difficulty of establishing when any Subject Ideas
       -------
or Inventions are first conceived by me, or whether they result from my access to Confidential Information or Company Materials, I agree that any Subject Idea and Invention shall, among other circumstances, be deemed to have resulted from my access to Company materials if: (i) it grew out of or resulted from my work with the Company or is related to the business of the Company, and (ii) it is made, used, sold, exploited or reduced to practice, or an application for a patent, trademark, copyright or other proprietary protection is filed thereon, by me or with my significant aid, after termination of the Period of employment.
f)     Assistance.  I  further  agree  to assist the Company in every proper way
       -----------
(but at the Company's expense) to obtain and from time to time enforce patents, copyrights and other rights or registrations on said Subject Ideas and Inventions in any and all countries, and to that end will execute all documents necessary:

i to apply for, obtain and vest in the name of the Company alone (unless the Company otherwise directs) letters patent, copyrights or other analogous protection in any country throughout the world and when so obtained or vested to renew and restore the same; and

ii      to defend any opposition proceedings in respect of such applications and any opposing proceedings or petitions or applications for revocation of such letters patent, copyright or any other analogous protection; and

iii     to  cooperate  with  the  Company  (but at the Company's expense) in any enforcement or infringement proceeding on such letters patent, copyright or other analogous protection.

g)     Authorization  to  Company.In  the  event  the  Company  is unable, after
       ---------------------------
reasonable effort, to secure my signature on any patent, copyright or other analogous protection relating to a Subject Idea and Invention, whether because of my physical or mental incapacity or for any other reason whatsoever, I hereby irrevocably designate and appoint the Company and its duly authorized officers and agents as my agent and attorney-in-fact, to act for and on my behalf and stead to execute and file any such application, applications or other documents and to do all other lawfully permitted acts to further the prosecution, issuance, and enforcement of letters patent, copyright or other analogous rights or protections thereon with the same legal force and effect as if executed by me. My obligation to assist the Company in obtaining and enforcing patents and copyrights for Subject Ideas and Inventions in any and all countries shall continue beyond the termination of my relationship with the Company, but the Company shall compensate me at a reasonable rate after such termination for the time actually spent by me at the Company's request on such assistance.
h)     Exhibit.  I  acknowledge  the  there  are  no  currently  existing ideas,
       --------
processes, inventions, discoveries, marketing or business ideas or improvements which I desire to exclude from the operation of this agreement. To the best of my knowledge, there is no other contract to assign inventions, trademarks, copyrights, ideas, processes, discoveries or other intellectual property that is now in existence between me and any other person (including any business or government entity).
i)     No  Use of Name. I shall not at any time use the Company's name or any of
       ----------------
the Company trademark(s) or trade name(s) in any advertising or publicity without prior written consent of the Company.
4  .  Competitive  Activity.
      ----------------------
a)     Acknowledgement.  I  acknowledge  that  the  pursuit  of  the  activities
       ----------------
forbidden by Section 4 (b) below would necessarily involve the use, disclosure or misappropriation of Confidential Information.
b)     Prohibited  Activity.  To  prevent  the  above-described  disclosure,
       ---------------------
misappropriation  and breach, I agree that during my employment and for a period
       --
of one (1) year after termination of the Period of Employment, without the Company's express written consent, I shall not, directly or indirectly, (i) employ, solicit for employment, or recommend for employment any person employed by the Company (or any Affiliate); and (ii) engage in any present or contemplated business activity that is or may be competitive with the Company (or any Affiliate) in any state where the Company conducts its business, unless I can prove that any action taken in contravention of this subsection (ii) was done without the use in any way of Confidential Information.
5  .  Representation  and warranties. I represent and warrant (i) that I have no
      -------------------------------
obligations, legal or otherwise, inconsistent with the terms of this Agreement or with my undertaking a relationship with the Company; (ii) that the performance of services called for by this Agreement do not and will not violate any applicable law, rule or regulation or any proprietary or other right of any third party; (iii) that I will not use in the performance of my responsibilities for the Company any materials or documents of a former employer; and (iv) that I have not entered into or will enter into any agreement (whether oral or written) in conflict with this Agreement.

6  .  Termination  Obligations.
      -------------------------
a) Upon the termination of my relationship with the Company or promptly upon the Company's request, I shall surrender to the Company all equipment, tangible Proprietary Information, documents, books, notebooks, records, reports, notes, memoranda, drawings, sketches, models, maps, contracts, lists, computer disks (and other computer-generated files and data), and any other data and records of any kind, and copies thereof (collectively, "Company Records"), created on any medium and furnished to, obtained by, or prepared by myself in the course of or incident to my employment, that are in my possession or under my control.
b) My representations, warranties, and obligations contained in this Agreement shall survive the termination of the Period of Employment.
c) Following any termination of the Period of Employment, I will fully cooperate with the Company in all matters relating to my continuing obligations under this Agreement.
d) In the event that I leave the employ of the Company I hereby grant consent to notification by the Company to my new employer about my rights and obligations under this Agreement.
e) Upon termination of the Period of Employment, I will execute a Certificate acknowledging compliance with this Agreement in the form reasonably provided by the Company.
7 . Injunctive Relief. I acknowledge that my failure to carry out any obligation
    ------------------
under this Agreement, or a breach by me of any provision herein, will constitute immediate and irreparable damage to the Company, which cannot be fully and adequately compensated in money damages and which will warrant preliminary and other injunctive relief, an order for specific performance, and other equitable relief. I further agree than no bond or other security shall be required in obtaining such equitable relief and I hereby consent to the issuance of such injunction and to the ordering of specific performance. I also understand that other action may be taken and remedies enforced against me.
8  .  Modification. No modification if this Agreement shall be valid unless made
      -------------
in  writing  and  signed  by  both  parties.
9  .  Binding  Effect.  This  Agreement  shall  be  binding  upon  me, my heirs,
      ----------------
executors,  assigns and administrators and is for the benefit of the Company and
    -----
its  successors  and  assigns.
10  . Arbitration.  Any dispute or controversy arising out of or relating to any
      ------------
interpretation, construction, performance or breach of this Agreement, shall be settled by arbitration to be held in St. Petersburg, Florida, in accordance with the rules then in effect of the American Arbitration Association. The arbitrator may grant injunctions or other relief in such dispute or controversy. The decision of the arbitrator shall be final, conclusive and binding on the parties to the arbitration. Judgment may be entered on the arbitrator's decision in any court having jurisdiction; provided, however, that the arbitrator shall not have the power to alter or amend this Agreement.
11  .  Governing  Law. This Agreement shall be construed in accordance with, and
       ---------------
all actions arising under or in connection therewith shall be governed by, the internal laws of the State of Florida (without reference to conflict of law principles).
12  .  Integration.  This  Agreement  sets  forth the parties' mutual rights and
       ------------
obligations with respect to proprietary information, prohibited competition, and intellectual property. It is intended to be the final, complete, and exclusive statement of the terms of the parties' agreements regarding these subjects. This Agreement supersedes all other prior and contemporaneous agreements and statements on these subjects, and it may not be contradicted by evidence of any prior or contemporaneous statements or agreements. To the extent that the practices, policies, or procedures of the Company, now or in the future, apply to myself and are inconsistent with the terms of this Agreement, the provisions of this Agreement shall control unless changed in writing by the Company. 13 . Construction. This Agreement shall be construed as a whole, according to
       -------------
its fair meaning, and not in favor of or against any party. By way of example and not limitation, this Agreement shall not be construed against the party responsible for any language in this Agreement. The headings of the paragraphs hereof are inserted for convenience only, and do not constitute part of and shall not be used to interpret this Agreement.
14  .  Attorney's  Fees.  Should  either I or the Company, or any heir, personal
       -----------------
representative, successor or permitted assign of either party, resort to legal proceedings to enforce this Agreement, the prevailing party (as defined in Florida statutory law) in such legal proceeding shall be awarded, in addition to such other relief as may be granted, attorney's fees and costs incurred in connection with such proceeding.
15  .  Severability.  If  any  term,  provision,  covenant  or condition of this
       -------------
Agreement,  or  the  application  thereof  to any person, place or circumstance,
     --
shall be held invalid, unenforceable or void, the remainder of this Agreement and such term, provision, covenant or condition as applied to other persons, place and circumstances shall remain in full force and effect.

16  .  Rights Cumulative. The rights and remedies provided by this Agreement are
       ------------------
cumulative, and the exercise of any right or remedy by either the Company or me (or by that party's successor), whether pursuant hereto, to any other agreement, or to law, shall not preclude or waive that party's right to exercise any or all other rights and remedies. This Agreement will inure to the benefit of the Company and its successors and assigns.
17  .  Nonwaiver. The failure of either the Company or me, whether purposeful or
       ----------
otherwise, to exercise in any instance any right, power or privilege under this Agreement or under law shall not constitute a waiver of any other right, power or privilege, nor of the same right, power or privilege in any other instance. Any waiver by the Company or by me must be in writing and signed by either myself, if I am seeking to waive any of my rights under this Agreement, or by an officer of the Company (other than me) or some other person duly authorized by the Company.
18  . Notices. Any notice, request, consent or approval required or permitted to
      --------
be given under this Agreement or pursuant to law shall be sufficient if it is in writing, and if and when it is hand delivered or sent by regular mail, with postage prepaid, to my residence (as noted in the Company's records), or to the Company's principal office, as is the case may be.
19  .  Date Of Effectiveness. This Agreement shall be deemed effective as of the
       ----------------------
commencement  of  my  employment  with  the  Company.
20  .  Agreement  to Perform Necessary Acts. I agree to perform any further acts
       -------------------------------------
and execute and deliver any documents that may be reasonably necessary to carry out the provisions of this Agreement.
21  . Assignment. This Agreement may not be assigned without the Company's prior
      -----------
written  consent.
22  . Compliance with the Law. I agree to abide by all federal, state, and local
      ------------------------
laws,  ordinances  and  regulations.
23  .  Employee Acknowledgement.I acknowledge that I have had the opportunity to
       -------------------------
consult legal counsel in regard to this Agreement, that I have read and understand this Agreement, that I am fully aware of its legal effect, and that I have entered into it freely and voluntarily and based on my own judgment and not on any representation or promises other than those contained in this Agreement.

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date set forth below.

CAUTION: THIS AGREEMENT CREATES IMPORTANT OBLIGATIONS OF TRUST AND AFFECTS THE EMPLOYEE'S RIGHTS TO INVENTIONS AND OTHER INTELLECTUAL PROPERTY THE EMPLOYEE MAY DEVELOP DURING HIS OR HER EMPLOYMENT.


Dated:  __________________


___________________________________________________
Employee  Signature

Printed  Employee  name:  _______________________________________


Emagisoft  Technologies,  Inc.

By:  ___________________________________________
Name:  ________________________________________
Title:  __________________________________________

            EXHIBIT 10.3 BUSINESS CONSULTING AGREEMENT BETWEEN JAMES S. NEADER AND EMAGISOFT TECHNOLOGIES, INC.


                          BUSINESS CONSULTANT AGREEMENT
                          -----------------------------


THIS BUSINESS CONSULTANT AGREEMENT (the "Agreement") is made and entered into as of the 2nd day of December, 1999, by and between EMAGISOFT TECHNOLOGIES, INC.,
         ---        --------
its  principal  place  of  business  at  405  Central  Avenue,  2nd  Floor,  St.
                                         ---------------------------------------
Petersburg,  Florida  33701  ("Emagisoft"), and JAMES S. NEADER, residing at 396
---------------------------                                                  ---
Coffee  Pot  Riviera  N.E.,  St.  Petersburg,  Florida  33704  ("Neader").
-------------------------------------------------------------

                          W  I  T  N  E  S  S  E  T  H

WHEREAS, Emagisoft desires to engage Neader to provide services in the areas of capital raising and customer marketing to support the business and growth of Emagisoft and its subsidiaries, Emagisoft Corporation and Interactive Media Solutions, Inc. (collectively referred to as "Subsidiaries"); and

WHEREAS, Neader desires to assist Emagisoft through introductions to members of the members of the investment community and to potential customers who can utilize the products and/or services offered by Emagisoft and Subsidiaries.

NOW, THEREFORE, in consideration of the premises and the mutual promises and covenants contained herein, the parties agree as follows:

1.     AGREEMENT;  SCOPE

     1.1  ENGAGEMENT.
          ----------

Emagisoft  hereby  agrees  to engage Neader to provide the services specified in
Section 2 below and Neader hereby agrees to provide such services to Emagisoft and Subsidiaries upon the terms and conditions hereinafter set forth.

     1.2  RELATIONSHIP  OF  THE  PARTIES.
          ------------------------------

It is expressly acknowledged by the parties hereto that Neader is an independent contractor and nothing in this Agreement is intended nor shall be construed to create an employer/employee relationship, a joint venture of any kind including any landlord/tenant relationship between Emagisoft and Neader. Emagisoft shall not have any right to exercise any control or discretion over the manner or method by which Neader performs services hereunder; provided, however, the services to be provided by Neader hereunder shall be provided in a manner consistent with the professional standards governing such services and the provisions of this Agreement. Neither party shall have any authority to act for the other party, except as expressly provided herein.

2.     SERVICES

     2.1  INTRODUCTIONS  TO  THE  INVESTMENT  COMMUNITY.
          ---------------------------------------------

Neader has substantial contacts among members of the investment community throughout Florida and the United States. Neader shall introduce these contacts to Emagisoft so as to enable Emagisoft to establish relationships with said persons for investment of capital in Emagisoft. Emagisoft understands and agrees that Neader shall only make introductions to potential investors and conduct only ministerial, non-sales activities with respect to the offer or sale of any securities to be issued by Emagisoft.


2.2  INTRODUCTIONS  TO  POTENTIAL  CUSTOMERS.
     ---------------------------------------

Neader has contacts who are potential customers that can utilize the products and/or services offered by Emagisoft and Subsidiaries. Neader shall introduce these contacts to Emagisoft so as to establish relationships with said persons for the purchase of products and/or services offered by Emagisoft or Subsidiaries. Neader understands and agrees that he shall only make introductions to potential customers, and shall not negotiate or in any way participate in the establishment of the terms of any arrangements entered into between Emagisoft and any customer that Neader introduces hereunder.

     2.3  ADDITIONAL  SERVICES.
          --------------------

Neader may provide such further and additional services as is necessary to fulfill its engagement or may be mutually agreed upon by the parties.

     2.4  BEST  EFFORTS.
          -------------

Neader shall devote such time and best efforts as may be reasonable necessary to perform the foregoing services. Emagisoft expressly acknowledges and understands that Neader cannot guarantee results concerning the investment of capital, or the purchase or use of any products or services offered by Emagisoft or Subsidiaries by any person introduced to Emagisoft by Neader.

     2.5  LIMITATION  OF  SERVICES.
          ------------------------

It is expressly acknowledged that Neader has not agreed with Emagisoft, in this Agreement or any other agreement, verbal or written, to participate in any manner in the offer or sale of any security.

The compensation paid to Neader herein is not, and shall not be construed as, compensation for the offer or sale of any security.

The parties agree that the services to be provided by Neader shall not be for the purpose of affecting the price of any security.

3.     COMPENSATION

Emagisoft shall pay and deliver to Neader the funds, securities or other property or assets as specified in Exhibit A hereto. Any such property or assets shall be free and clear of all liens and encumbrances.

4.     EMAGISOFT  REPRESENTATIONS  AND  WARRANTIES

Emagisoft  hereby  represents  and  warrants  to  Neader,  as  follows:

     4.1  AUTHORIZATION.
          -------------

Emagisoft has the full power and authority to enter into this Agreement and to carry out the transactions contemplated hereunder.

     4.2  NO  VIOLATION.
          -------------

Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereunder will violate any provision of the charter or by-laws of Emagisoft or, violate, or be in conflict with, or constitute a default under, any agreement or commitment to which Emagisoft is a party, or violate any statute or law or any judgment, decree, order, regulation or rule of any court or governmental authority.

5.     CONFIDENTIALITY  AND  NON-DISCLOSURE

During and after the term of this Agreement, Neader shall maintain the confidentiality of and shall not furnish, release, disclose or otherwise make available to third parties, in any form whatsoever, without the prior written consent of Emagisoft, any names, addresses, telephone or telefax numbers, business plans, subscription agreements, private placement memoranda, financial projections or other information, written or oral (the "Confidential Information"), relating, in any manner, to any investment of capital in Emagisoft made by any contact introduced by Neader hereunder. Neader recognizes and acknowledges that the Confidential Information shall be considered the property of Emagisoft and that Emagisoft has expended considerable time and expense in obtaining and developing the Confidential Information.

6.     INJUNCTIVE  RELIEF

In the event of a breach or threatened breach of the provisions of Section 5 of this Agreement, Neader agrees that Emagisoft shall be entitled to an injunction enjoining and restraining such breach or threatened breach and such other remedies as may be available to Emagisoft. Neader agrees and acknowledges that a breach or threatened breach of the provisions of Section 5 shall cause
Emagisoft to suffer irreparable damages, including Emagisoft's inability to prove specific money damages.

7.     MERGER  OF  EMAGISOFT

Emagisoft and Neader acknowledge and agree that the rights and obligations of the parties in this Agreement shall remain in full force and effect, notwithstanding the merger of Emagisoft into another corporation or other business. In such event, it is expressly agreed that the surviving corporation or business of such merger shall be bound by and comply with the terms and conditions of this Agreement, including the compensation payable to Neader in Exhibit A.

8.     INDEMNIFICATION

Emagisoft shall indemnify and hold Neader harmless from and against any claims, causes of action, suits, demands, obligations, liabilities, damages, judgments, costs and expenses by reason of or resulting from the services rendered by Neader under this Agreement, except where the same shall arise due to the gross negligence or willful misconduct of Neader. It is expressly understood that Neader shall have no involvement in or responsibility or liability for any of the following matters: (a) the offer and/or sale to investors or other purchasers of securities of Emagisoft, (b) regulatory securities filings made or required to be made by Emagisoft, or (c) compliance of Emagisoft with securities laws and regulations. Emagisoft shall indemnify and hold Neader harmless from and against any claims, causes of action, suits, demands, obligations, liabilities, damages, judgments, costs and expenses by reason of or resulting from any of the foregoing matters.

Neader shall indemnify and hold Emagisoft harmless from and against any claims, causes of action, suits, demands, obligations, liabilities, damages, judgments, costs and expenses by reason of or resulting from the gross negligence or willful misconduct of Neader in rendering services under this Agreement or with respect to securities laws liabilities arising from information provided or statements made by Neader to investors and other purchasers of securities of Emagisoft.

9.     TERM

The term of this Agreement shall commence upon execution hereof by Emagisoft and Neader, and shall continue for a period of one (1) year, unless terminated sooner by Neader upon giving Emagisoft at least thirty (30) days written notice.

10.     MISCELLANEOUS

     10.1  AMENDMENT  AND  MODIFICATION.
           ----------------------------

This Agreement may only be amended or modified by a writing signed by the party against whom enforcement of any such amendment or modification is sought.

     10.2  NOTICES.
           -------

Any written notice to be given hereunder by a party to the other party may be effected by personal delivery, facsimile transmission or by mail, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but any party may change his address by written notice in accordance with this Agreement. Notices delivered personally or by facsimile transmission shall be deemed to have been given upon actual receipt thereof; mailed notices shall be deemed communicated as of three (3) days after mailing.

     10.3  ASSIGNMENT.
           ----------

This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by either party without the prior written consent of the other party.

10.4  PUBLICITY.
      ---------

Neither Neader nor Emagisoft shall make or issue, or cause to be made or issued, and public announcement or other disclosure of this Agreement or the terms and conditions thereof without the prior written consent of the other party; provided, however, this provision shall not apply to any public announcement or other disclosure required to be made by law or by rule or regulation of any federal or state governmental authority, except that the party required to make such public announcement or disclosure shall consult with the other party concerning the timing and content of such public announcement or disclosure before it is made.

     10.5  GOVERNING  LAW.
           --------------

This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Florida.

     10.6  LITIGATION.
           ----------

The prevailing party in any litigation relating to the interpretation, application or enforcement of any provision of this Agreement shall be entitled to recover against the other party costs and reasonable attorneys' fees.

     10.7  COUNTERPARTS.
           ------------

This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

10.8  HEADINGS.
      --------

The headings in this Agreement are inserted for convenience only and shall not constitute a part hereof or affect in any way the meaning or interpretation of this Agreement.

     10.9  ENTIRE  AGREEMENT.
           -----------------

This Agreement, including Exhibit A hereto, sets forth the entire agreement of the parties hereto and supersedes any prior agreements or understanding, whether oral or written, between the parties.

     10.10  FURTHER  ASSISTANCE.
            -------------------

Each party agrees that it shall from time to time take such further actions and execute such additional instruments as may be reasonably necessary to implement and carry out the intent and purpose of this Agreement.


IN WITNESS WHEREOF, the parties hereto have caused this Business Consultant Agreement to be duly executed as of the day and year first above written.


WITNESSES:                              EMAGISOFT  TECHNOLOGIES,  INC.



                                          /s/ Kyle E. Jones
------------------------------            --------------------------------------
                                   Title: President  &  CEO

------------------------------


WITNESSES:



------------------------------                /s/ James S. Neader
                                              ----------------------------------
                                              JAMES  S.  NEADER

------------------------------

                                    EXHIBIT A
                                    ---------


COMPENSATION  PAYABLE  TO  NEADER

Upon execution of the Agreement, Emagisoft shall issue and deliver to Neader and/or his designee(s) SIXTY THOUSAND (60,000) shares of Common Stock of Emagisoft, which shares shall be unregistered and restricted under applicable Federal and State securities laws.

On an ongoing basis during the term of this Agreement, Emagisoft and/or Subsidiaries shall pay a commission of FIVE PERCENT (5%) on any sales of products and/or services as a result of an introduction made by Neader. Emagisoft and Subsidiaries will pay commissions to Neader within thirty (30) days after receipt of payment from the customer introduced by Neader.

                EXHIBIT 10.4 OPTION AGREEMENT FOR PROMOTIONAL SERVICES BETWEEN GARY SHEFFIELD AND EMAGISOFT TECHNOLOGIES, INC.


December  30,  1999



Mr.  Gary  Sheffield
850  Pinellas  Point  Drive  South
St.  Petersburg,  Florida  33705

Re:  Promotional  Arrangement

Dear  Gary,

We  are  pleased that you have taken an interest in Emagisoft Technologies, Inc.
We see great things happening with the Quicksuite Family of Software Products and believe the Company is poised for success.

This will confirm our agreement to grant you a stock option in consideration of you performing certain promotional activities on behalf of the Company. Your high profile and many public contacts in your baseball career provide an opportunity for significant exposure of Emagisoft.

It is our intention to provide you with promotional items including shirts, caps, etc. with Emagisoft logos (including Emagisoft, QuickSuite and Interactive Media Solutions) for you to wear in public and during media events. You agree to wear those items as much as possible to provide adequate exposure of the logos. In addition, we will assist you and provide you with the appropriate information that you will give in response to inquiries about the company. You also agree to include information about the Company and or its subsidiaries, to be provided by the Company, on web sites and web cards that you have produced for public distribution. The term of this agreement is three (3) years from its execution.

In consideration for performing the promotional activities above, Emagisoft Technologies, Inc. will grant to you, upon execution of this agreement, an option to purchase One Hundred Thousand (100,000) shares of its common stock at $2.00 per share. The transferability of the shares to be issued upon exercise of the option will be restricted, and any stock certificate representing the option shares will bear a restrictive transfer legend. The option will be exercisable, in whole or in part, the earlier of twenty-four (24) months from the date hereof or twelve months following the date of the Company's Initial Public Offering of shares of common stock to the public. The option will be exercisable for a three (3) year term after the date initially becomes exercisable. The option will not be assignable without the consent of the Company.

The number of shares of common stock subject to the option will be equitably adjusted in the event of any change in the issued and outstanding shares of common stock of Emagisoft by reason of any stock split, stock dividend, recapitalization, merger, or other similar corporate change.

The option will be subject to cancellation by the Company in the event you fail to perform the agreed upon promotional activities to the reasonable satisfaction of the Company.

We  look  forward  to and value your participation in the growth of our Company.

If you are in agreement with the foregoing, please sign below and return an original copy to us.

Sincerely,

/s/  Kyle  E.  Jones
------------------------------
Kyle  E.  Jones
President/CEO


I  understand  and  accept  the  terms  of  the  agreement  above:


/s/  Gary  Sheffield                      12/30/99
------------------------------          ----------------
Gary  Sheffield                             Date

                                EXHIBIT  21.1  SUBSIDIARIES  OF  THE  REGISTRANT

  Emagisoft  Technologies,  Inc.

  Emagisoft  Corporation  -  Wholly-owned  subsidiary of Emagisoft Technologies,
                             Inc.

  Interactive  Media  Solutions,  Inc.  -  Wholly-owned  subsidiary of Emagisoft
                                           Corporation




       EXHIBIT  21.2 STOCK PURCHASE AND SALE BETWEEN NET ADVANTAGE, INC. (NKA)
                     EMAGISOFT CORPORATION AND INTERACTIVE MEDIA SOLUTIONS, INC.


                        STOCK PURCHASE AND SALE AGREEMENT
                                  BY AND AMONG
                              NET ADVANTAGE, INC.,
                        INTERACTIVE MEDIA SOLUTIONS, INC.
                                       AND
                               ROGER W. FINEFROCK



This Stock Purchase Agreement ("THE AGREEMENT"), dated as of the 20th day of July, 1999 is made and entered into by and among NET ADVANTAGE, INC., a Florida corporation ("PURCHASER"), INTERACTIVE MEDIA SOLUTIONS, INC., a Florida corporation ("IMS") and ROGER W. FINEFROCK ("SELLER").

                              W I T N E S S E T H:

     WHEREAS, the Seller desires to sell, and Purchaser desire to purchase, One Thousand [1000] shares of common stock of IMS ("THE SHARES"), which shares constitutes one hundred percent (100%) of the issued and outstanding shares of capital stock of the IMS;

     NOW, THEREFORE, in consideration of the premises and mutual covenants and agreements herein, the parties hereby agree, as follows:


     1.     SALE  AND  PURCHASE  OF  THE  SHARES;  CLOSING.
            ----------------------------------------------

Seller agrees to sell to the Purchaser, and the Purchaser agrees to purchase from Seller, the Shares upon the terms and subject to the conditions herein. The closing of the transactions contemplated by this Agreement ("CLOSING") shall occur on the date hereof at the law offices of Purchaser's counsel, Englander & Fischer, P.A., 721 First Avenue North, St. Petersburg, Florida, or at such other time and place as the parties shall mutually agree.


     2.     PURCHASE  PRICE;  METHOD  OF  PAYMENT.
            -------------------------------------

     The purchase price to be paid by Purchaser to Seller for the Shares shall be FIFTY THOUSAND AND ($50,000.00) NO\100 DOLLARS plus the Purchaser's conveyance to the Seller of One Hundred Forty Three Thousand (143,000) Class A Voting Common Stock ("PURCHASE PRICE").

     3.     CLOSING;  DELIVERY  OF  SHARES.
            ------------------------------

3.1 Closing shall occur at the offices of the Purchaser's counsel, Englander & Fischer, P.A., 721 First Avenue North, St. Petersburg, Florida commencing at 9:00 AM on a date mutually agreeable to both Purchaser and Seller ("CLOSING").

3.2 At Closing, Seller shall deliver to the Purchaser the Certificate representing the Shares, duly endorsed for transfer to the Purchaser. After the Closing, the parties shall execute and deliver such additional documents and take such additional actions as any party or his or its counsel may reasonably deem to be practical and necessary in order to consummate the transactions contemplated by this Agreement.

     4.     REPRESENTATIONS  AND  WARRANTIES  OF  SELLER  AND  IMS.
            ------------------------------------------------------

     4.1 The Seller individually and jointly, on behalf of himself and IMS, represents and warrants to Purchaser that the following statements are true and complete as of the date hereof and will be correct and complete as of the Closing (as though made then and as though the Closing were substituted for the date of this Agreement throughout this Section):

     (a)     Execution,  Delivery,  and Validity.  The Seller has full capacity,
             ------------------------------------
power and authority to make, execute, deliver, perform and consummate this Agreement and the other documents and instruments required or contemplated by this Agreement. This Agreement has been duly executed and delivered by Seller and constitutes legal, valid and binding obligations of such shareholder, enforceable against such shareholder in accordance with their respective terms.

     (b)     Ownership  of  Shares.  Seller  is the lawful record and beneficial
             ----------------------
owner of that number of the Shares which is set forth opposite such shareholder's name on the disclosure schedule attached hereto as Exhibit 1. Seller owns no other equity interest, option, debenture or other right to purchase or acquire shares in IMS other than as is set forth opposite the name of the Seller on the exhibit. Seller is in possession of certificates evidencing his ownership of IMS owned by him (or has delivered to IMS a duly executed lost certificate affidavit which complies with the requirements of IMS's bylaws or the reasonable request of Purchaser's counsel), all of which are fully paid and non-assessable. Seller has good title to the Shares, with no restrictions on voting rights and other incidents of record and beneficial ownership, and the absolute right to sell and transfer such is free and clear of all claims, liens, pledges, security interests, restrictions on voting rights and the other incidents of record and beneficial ownership, and the absolute right to sell and transfer such shares is free and clear of all claims, liens, pledges, security interests, restrictions or encumbrances of any nature whatsoever. There are no voting trusts, shareholder agreements or other understandings between Seller and any other person or entity with respect to the voting of or any other matters with respect to the IMS Shares. Upon consummation of the purchase and sale of the shares pursuant to this Agreement, the Seller will convey to Purchaser good and marketable title to the IMS shares (including any IMS shares issued upon good exercise of IMS options, if any) owned by the Seller, free and clear of all claims, liens, pledges, security interests, restrictions or encumbrances of any nature whatsoever.

     (c)     Organization  and  Existence  of  IMS.  IMS  is  duly organized and
             --------------------------------------
validly existing under the laws of the laws of the State of Florida, with all requisite power and authority to own all of its properties and assets and to carry on its business as it is now being conducted. IMS is duly qualified to do business and is in good standing in all jurisdictions where the nature of its business makes such qualification necessary, except where the failure to be so qualified would not have a material adverse effect on IMS. IMS does not own, directly or indirectly, any capital stock of any other corporation or any equity, profit sharing, participation or other interest in any corporation, Limited Liability Company, partnership, joint venture or other entity.

     (d)     Execution,  Delivery,  and Validity.  IMS has full right, power and
             ------------------------------------
authority to make, execute, deliver, perform and consummate this Agreement and the other documents and instruments required or contemplated by this Agreement. The execution, delivery and performance of this Agreement and all other agreements and instruments contemplated hereby to which IMS is a party have been duly authorized and approved by IMS's Board of Directors, in complete conformity to IMS's Bylaws. This Agreement and all other agreements and instruments contemplated hereby to which IMS is a party have been duly and validly executed and delivered by IMS, and each constitutes the legal, valid and binding obligations of IMS, enforceable against IMS in accordance with its terms.

     (e)     Non-Contravention.  The execution, delivery and performance of this
             ------------------
Agreement and the consummation of the transactions contemplated hereby or compliance with the fulfillment of the terms and provisions hereof or of any other agreement or instrument contemplated hereby, do not and will not: (i) conflict with or result in a breach of any of the provisions of the Articles of Incorporation or By-Laws of IMS or any agreement among IMS's shareholders and IMS with respect to the Seller's shares; (ii) contravene in any material respect any law, rule or regulation or any order, writ, award, judgment, decree or other determination which affects or binds IMS or any of its properties or assets; or
(iii) will result in a breach of, constitute a default under, or give rise to a right of acceleration, termination or the imposition of penalties under any material contract, deed of trust, mortgage, trust, lease, governmental or other license, permit or other authorization, contract, agreement, note or any other agreement, instrument or restriction to which IMS is a party or by which any of its properties or assets may be affected or bound.

     (f)     Consents.  No  material authorization, consent, approval, permit or
             ---------
license of, or filing registration with, any governmental or public body or authority, any lender or lessor or any other person is required to authorize, or is required in connection with, the execution, delivery and performance by IMS of this Agreement or the agreements contemplated hereby.

     (g)     Capitalization  of  IMS.
             ------------------------

     (i) Exhibit 2 discloses the true and accurate capitalization of IMS as of the date hereof and as of the Closing. All of the issued and outstanding shares of IMS Common Stock have been duly authorized and are validly issued, fully paid and non-assessable.

     (ii) Neither the Seller nor any IMS shareholder owns or possesses any options, warrants, equity appreciation or other equity linked rights of IMS, nor purchase rights, subscription rights, conversion rights, exchange rights, equity appreciation, or other contracts or commitments that could require IMS to issue, sell or otherwise cause to become outstanding any additional capital stock or that relate in any way to IMS capital stock.

(iii) No shares of IMS capital stock have been issued in violation of any preemptive rights or anti-dilution right, and no shares of IMS capital stock have been issued in violation of any federal or state securities law.

     (h)     Corporate  Records.  IMS  has  delivered  to  Purchaser  true  and
             -------------------
complete copies of IMS's Articles of Incorporation and Bylaws as in effect as of the date hereof, which Articles and Bylaws will not be amended changed or altered through the date of Closing. The minute book of IMS, which has been made available to Purchaser, contain the minutes of all meetings of, and consents to all actions taken without meetings by, the IMS Board of Directors (and any committee thereof) and the shareholders of IMS since the formation of IMS.

     (i)     Financial  Statements.  IMS  has furnished to Purchaser each of its
             ----------------------
financial  statements,  which  are  unaudited  (COLLECTIVELY,  THE  "FINANCIAL
                                                                     ---------
STATEMENTS").  The  Financial  Statements  accurately  reflect  the  books  and
        --
accounts of IMS and fairly present the financial position of IMS as of the dates given and the results of operations of IMS for the periods indicated.

     (j)     Undisclosed Liabilities.  Except as set forth in Exhibit 3 attached
             ------------------------
hereto, IMS has no liabilities or obligations of any type, nature or description, known or unknown, asserted or unasserted, direct or indirect, absolute or contingent, other than those which have been incurred in the ordinary course of business, and none of which is a liability resulting from breach of contract, breach of warranty (other than an ordinary course warranty), fraud or other tort, infringement or lawsuit).

     (k)     Absence  of  Certain  Changes.  There  has  not  been:  (i)  any
             ------------------------------
transaction not in the ordinary course of IMS's business; (ii) any material adverse change in the assets, liabilities (whether absolute, accrued, contingent or otherwise), business or prospects of IMS taken as a whole; (iii) any mortgage, pledge or subjection to lien, charge, or encumbrance of any kind, except liens for taxes not due, of any of IMS's properties or assets; (iv) any amendment, modification or termination of any materiel lease, contract or agreement to which IMS is a party; (v) any increase in, or commitment to increase, the compensation payable or to become payable to any officer, director, employee or agent of IMS, or bonus payment or similar arrangement made to or with any of such officers, directors, employees or agents, other than routine increases made in the ordinary course of business; (vi) any occurrence or assumption of any liability, except for liabilities incurred in the ordinary course of business and consistent with past practices; (vii) any alteration in the manner of keeping the books, accounts or records of IMS, or in the accounting practices therein reflected; or (viii) any sale or transfer of any IMS's assets or any cancellation of any debts or claims other than in the ordinary course of business.

     (l)     Related  Party  Transactions.  IMS  has  not  been  a  party to any
             -----------------------------
material transaction (other than employee compensation and other ordinary incidents of employment) with a person who was, at the time, a Related Party, and IMS currently has no contractual obligations to any Related Party. "Related Party" means any present or former officer or director of IMS, any present or former holder of any shares of the issued and outstanding common stock of IMS, or any other person who, to the knowledge of IMS, at the time relevant to the determination, is or was a spouse, child, parent, or sibling of any of the aforementioned persons or is or was a trust or similar entity for the benefit of any of the foregoing persons. Except as set forth on the disclosure schedule corresponding to this Section, no material property or interest in any material property which is used in the operations of IMS or any Intellectual Property of IMS is owned by or leased or licensed by or to any Related Party.

     (m)     Litigation.  There  are  no  actions,  suits,  claims,  audits,
             -----------
investigations, or proceedings (judicial, administrative or arbitration) pending or, to the knowledge of the Seller or IMS, threatened or any facts known to Seller or IMS which could given rise to any actions, suits, claims, investigations or proceedings, against IMS, whether at law or in equity and whether civil or criminal in nature, before or by any federal, state, municipal or other court, arbitrator, governmental department, commission, agency or instrumentality, domestic or foreign. Nor are there any judgments, decrees or orders of any such court, arbitrator, governmental department, commission, agency outstanding against either the Seller or IMS (i) which have, or could reasonably be expected to have, a material adverse effect on the assets, liabilities or prospects of the business of IMS, or (ii) which seek specifically to prohibit, restrict or delay consummation of the transactions contemplated hereby or fulfillment of any of the conditions of this Agreement.

     (n)     Compliance  with Laws.  IMS, its property and assets, and IMS's use
             ----------------------
of the real property on which its business is currently conducted is in compliance in all material respects with all applicable statutes, laws, ordinances, rules, regulations, subdivision and plat restrictions, requirements and orders of governments and governmental bodies (federal, state, local or foreign), including without limitation, all zoning rules, and regulations, and IMS has received no notice asserting any non-compliance with any of the foregoing. IMS has complied in all material respects with all administrative and judicial judgments, orders or decrees (federal, state, local or foreign) to which it is currently subject.

     (o)     Permits and Other Regulatory Matters.  To the knowledge of IMS, IMS
             -------------------------------------
is in compliance in all respects with the terms and conditions of U.S. and foreign regulatory permits, licenses and other governmental authorizations and approvals necessary to the ownership or operation of IMS's properties, if any, and the conduct of IMS's business as the business is currently operated.

     (p)     Taxes.  IMS  has  delivered to Purchaser copies of all original and
             ------
amended federal, state, local and foreign income tax returns and information returns filed by IMS for each of the fiscal years of its existence, and except as specifically set forth in the Exhibit attached hereto: (i) IMS has duly and timely filed or caused to be filed all tax returns and information returns required to be filed by it or for which it may be held responsible; (ii) all such tax returns are true and accurate in all material respects; (iii) IMS has paid all taxes due and payable and any deficiencies or assessment notices which have been received by it; (iv) no income, information, business or occupation, or franchise tax returns of IMS have been audited by the taxing authorities; (v) there are no agreements, waivers or other arrangements providing for an extension of time with respect to the filing of any tax returns of IMS or the payment by, or the assessment against, IMS of any taxes, assessments or other governmental charges, duties, penalties, interest, or fines (SUCH GOVERNMENTAL CHARGES, DUTIES, PENALTIES, INTEREST AND FINES BEING COLLECTIVELY REFERRED TO AS "OTHER CHARGES"); and (vi) there are no suits, actions, claims, investigations, inquiries or other proceedings pending or to the knowledge of IMS threatened against IMS in respect of taxes, assessments or Other Charges, or any matters under discussion with any governmental authority relating to taxes, assessments or Other Charges, or any claims or additional taxes, assessments or Other Charges asserted by any such authority.

     (q)     Contracts  and Leases.  All manufacturing, marketing, distribution,
             ----------------------
sales, service, license, provider, consulting, employment and severance agreements to which IMS is a party, all confidentiality or non-competition agreements to which IMS is a party either for the benefit of a third party, all contracts with any Related Party (or any affiliate of a Related Party), all real and personal property leases and other contracts, agreements, licenses, franchises, commitments and other similar agreements to which IMS is a party or by which any of its assets are bound (COLLECTIVELY, THE "CONTRACTS") have been disclosed and provided to the Purchaser. IMS has delivered or made available to Purchaser a correct and complete copy of (or a written description of the significant terms of) each of the Contracts, as amended to date.

          (i) The Contracts are valid and binding obligations of the parties thereto and are in full force and effect, enforceable in accordance with their respective terms;

          (ii) As of the date hereof, IMS has performed and will continue to perform through the date of Closing, all material obligations required to be performed by it under the Contracts;

          (iii) Neither IMS nor, to the knowledge of IMS, any other party of the Contract is in default thereunder (as to payments due or otherwise) nor has any event occurred which, with notice or the passage of time or both, could constitute a default thereunder;

          (iv) IMS has not released or waived any material right under any Contract.

     (r)     Title  to  Assets.  All  of  the  material  tangible  assets  and
             ------------------
properties of IMS are located at IMS's principal place of business in Pinellas County, Florida. IMS owns and has good and marketable title to all of its material properties and assets, free and clear of all liens, claims, encumbrances, equities, security interests, charges and restrictions, except for liens, if any, for taxes not due and for any liens and the like in favor of Purchaser. No currently effective financing statement under the Uniform Commercial Code with respect to any of the properties and assets of IMS has been filed in any jurisdiction, and neither IMS, nor anyone on its behalf, has signed any financing statement or security agreement authorizing anyone to file any financing statement, lien or other encumbrance against any assets or properties of IMS.

     (s)     Insurance.IMS has provided the Purchaser with each and every policy
             ---------
of insurance to which it is a party, each of which is in full force and effect and enforceable in accordance with its terms.

     (t)     Labor  and  Employment.
             -----------------------

(i) Since the date of its legal creation, on August 22, 1994, IMS has not experienced any material interference with or impairment of the business of IMS by labor. IMS is not experiencing union organization efforts or negotiations, or requests for negotiations, for any representation or any labor contract relating to the employees of IMS. There are no severance obligations of IMS.

(ii) IMS has no: (A) contracts with labor organizations or other collective bargaining agreements; (B) contracts with any of its officers, directors or other employees; (C) contracts with independent contractors or consultants; (D) "employee benefit plans" as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"); (E) "employee welfare benefit
                                          -----
plans" as defined in Section 3(1) of ERISA that provide medical, health, life insurance or other welfare-type benefits for current or future retirees or former employees of IMS or their spouses or dependents (other than in accordance with Part 6 of Subtitle B of Title I of ERISA and Code Section 4980B ("COBRA");
                                                                        -----
(F) other profit sharing, deferred compensation, bonus, stock option, stock purchase, welfare, vacation, holiday, sick pay, or other plans or arrangements for the benefit of employees maintained or contributed to by IMS; (G) employee regulations or handbooks which relate in any way to the employees of IMS; or (H) former employees of IMS or their spouses or dependants currently receiving or entitled to receive medical, life insurance or other welfare-type benefits pursuant to COBRA.

(iii) IMS has complied in all material respects with all applicable laws, rules and regulations relating to the employment of labor, including those relating to nondiscrimination, wages, hours, collective bargaining and the payment and withholding of taxes and other sums as required by appropriate governmental authorities. IMS has complied in all material respects with all applicable laws, rules and regulations relating to employee benefits, including ERISA, and with the requirements of COBRA. No unfair labor practice complaint is pending against IMS before the National Labor Relations Board or any state or local agency, nor has any charge of discrimination been filed against IMS with the Equal Employment Opportunity Commission or any similar state or local agency at any time during the three-year period preceding the date hereof.

(iv) A true, complete and correct list as of the date hereof, of all employees and officers of IMS and their compensation is set forth in Exhibit 4.

     (u)     Environment,  Health  and  Safety. IMS has complied in all material
             ----------------------------------
respects with, and is in compliance in all material respects with, any and all Environmental Laws (as hereafter defined), and no claim, action, suit, demand, proceeding (including administrative proceeding), or notice of violation has been filed or commenced against IMS alleging any failure to comply with any Environmental Laws or alleging any actual or potential liability thereunder. In addition, and without limiting the generality of the foregoing, except as set forth on the disclosure schedule corresponding to this Section and except that this representation and warranty is qualified by materiality:

     (i) There are no facts, events, circumstances, activities, practices, incidents, actions, plans or conditions related to past or present operations conducted by IMS on or off the properties, facilities or premises on which it has conducted or operated business that could form the basis for any claim, action, demand, suit, proceeding (including administrative proceeding), hearing, notice of violation or liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976, the Federal Water Pollution Control Act of 1974, the Toxic Substances Control Act of 1976, the Refuse Act of 1989, the Emergency Planning and Community Right-to-Know Act of 1986, each as amended, or any other law (or rule or regulation thereunder) of any federal, state, local or foreign government (or agency thereof)(including common law), concerning release or threatened release of any Hazardous Substance (as hereafter defined), pollution, protection of worker health and safety or protection of the environment
(collectively,  "Environmental  Laws").
                 -------------------

(ii) IMS has not generated, treated, stored, handled, transported or disposed of any substance, arranged for disposal of any substance or owned or operated any property or facility in any manner which could form the basis for any present or future claim, suit, hearing, proceeding (including administrative proceeding), demand or action (under the common law or pursuant to any statute) seeking cleanup of or compensation for damage to any site, location or body of water (surface or subsurface) or compensation for illness or personal injury.

(iii) IMS has not (A) taken any action or failed to act in any manner that could form the basis for any claim or liability under the Occupational Safety and Health Act, as amended, or any other law (or rule or regulation thereunder) of any federal, state, local or foreign government (or agency thereof) (including common law) concerning worker health and safety or (B) exposed any employee to any substance or condition which could form the basis for any present or future claim, suit, hearing, proceeding (including administrative proceeding), demand or action (under the common law or pursuant to statute) seeking compensation for property damage or illness or personal injury.

(iv) IMS has obtained and has complied in all material respects, all terms and conditions of all permits, licenses and other authorizations which are required under, and has complied in all material respects with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables which are contained in, all Environmental Laws, including rules, codes, plans, orders, decrees, judgments, injunctions, and regulations thereunder, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemical or industrial, hazardous or toxic materials or wastes into ambient air, surface water, ground water or lands or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemical or industrial, hazardous or toxic materials or wastes.

(v) No real property owned, operated or used by IMS contains any underground storage tanks, materials or equipment containing asbestos or polychlorinated biphenyls, or landfills, surface impoundments or waste disposal areas.

(vi) IMS has not, either expressly or by operation of law, assumed or undertaken any liability, including, without limitation, any obligation for corrective or remedial action, of any other person or entity with respect to any Environmental Laws.

(vii) On and prior to the Effective Date, IMS has not buried, stored, spilled, leaked, discharged, emitted, released, placed or located any Hazardous Substance on any real property owned, operated or used by IMS. As used herein, "Hazardous Substance" means any hazardous or toxic substance, material or waste,
 -------------------
which is regulated by any local governmental authority, the State of Florida or the United States Government. The term "Hazardous Substance" includes, without limitation: (A) any material or substance which is listed or defined as a "hazardous waste" "extremely hazardous waste", "restricted hazardous waste" , "hazardous substance" or "toxic substance" under any municipal, state or federal law, code or other regulation; (B) petroleum; (C) asbestos; (D) polychlorinated biphenyl; (E) any material or substance which is designated as a "hazardous substance" pursuant to Section 311 of the Federal Water Pollution Control Act, as amended; (F) any material or substance which is defined as "hazardous waste" pursuant to Section 1004 of the Federal Resource Conservation and Recovery Act, as amended; (G) any material or substance which is defined as a Response, Compensation and Liability Act, as amended; (H) any material or substance which is defined as a toxic substance in the Toxic Substances Control Act, as amended; or (I) any substance which contaminates soil or ground water and causes degradation of the soil and/or water to the extent that remediation efforts are needed to restore the soil or water to its natural state.


4.2 Seller and IMS acknowledge that neither Leonard S. Englander nor the law firm of Englander & Fischer, P.A. have represented the Seller or IMS in this transaction. The Seller recognizes that Leonard S. Englander and the law firm of Englander & Fischer, P.A. are Purchaser's counsel.

     5.     REPRESENTATIONS  AND  WARRANTIES  OF  THE  PURCHASER.
            ----------------------------------------------------

The Purchaser hereby warrants and represents to Seller that as a result of discussions with Seller, and extensive personal observation of the conduct of IMS's business, Purchaser has personally reviewed and is fully advised with respect to the business, financial condition, assets, liabilities and prospects of IMS. The Purchaser is purchasing the Shares for investment purposes only and not for resale or with a view to the distribution thereof. The Purchaser acknowledges and agrees that the Shares have not been registered under the Securities Act of 1933 or Chapter 517, Florida Statutes.


     6.     EMPLOYMENT  AGREEMENT.
            ---------------------

At the Closing, Seller and IMS shall execute and deliver an Employment Agreement containing, inter alia, the Seller's covenant not to compete.

     7.     ENTIRE  AGREEMENT.  This  Agreement  contains  the  entire agreement
            -----------------
between the parties and shall not be modified except in writing signed by the parties hereto.


     8.     BENEFIT.  This  Agreement  shall  inure  to  the  benefit  of and be
            -------
binding upon the parties hereto, their respective successors, assigns, heirs and personal representatives.


     9.     GOVERNING  LAW.
            --------------

9.1 This Agreement shall be governed by and interpreted in accordance with the laws of the State of Florida, without reference to principles of choice of law or conflicts of law thereunder.

9.2 The exclusive venue of any action brought to enforce or construe this Agreement shall be St. Petersburg, Pinellas County, Florida.

9.3 In any action brought to enforce or construe this Agreement, the prevailing party shall be entitled to an award of reasonable attorney fees, through all appeals, if any.

                 THE BALANCE OF THIS PAGE HAS BEEN INTENTIONALLY
                                   LEFT BLANK

     IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.


WITNESSES:                             "SELLER"

      /s/  Leonard  Englander                        /s/  Roger  W.  Finefrock
-----------------------------                    ----------------------------
                                                 ROGER  W.  FINEFROCK
     /s/  Frank  P.  Rothschild
-------------------------------

                                                  "IMS"

                                             INTERACTIVE  MEDIA
                                             SOLUTIONS,  INC.,  A  FLORIDA
                                             CORPORATION

    /s/  Leonard  Englander                  BY:     /s/  Roger  W.  Finefrock
---------------------------                      -----------------------------
                                                     ITS  PRESIDENT
   /s/   Frank  P.  Rothschild               ATTEST: /s/  Roger  W.  Finefrock
------------------------------                   -----------------------------
                                                     ITS  SECRETARY


                                       "PURCHASER"

                                             NET  ADVANTAGE,  INC.,  A  FLORIDA
                                             CORPORATION

  /s/  Alex  Danilov                         BY:     /s/  Kyle  E.  Jones
--------------------                               -----------------------
                                                     ITS  PRESIDENT
 /s/  Frank  P.  Rothschild                  ATTEST: /s/ Kyle E. Jones
---------------------------                        -------------------
                                                     ITS  SECRETARY

                                    EXHIBIT 1
                                    ---------

Shareholder  Name          Number  of  Shares

Roger  W.  Finefrock          1000



                                    EXHIBIT 2
                                    ---------



As of the date hereof and as of Closing, the authorized capital stock of IMS consisted of 1,000 shares of Common Stock, $.01 par value, of which 1,000 shares are issued and outstanding.


                                    EXHIBIT 3
                                    ---------

                             UNDISCLOSED LIABILITIES

                                      None


                                    EXHIBIT 4
                                    ---------

Name  of  Employee  or  Officer               Compensation

Roger  Finefrock                              $34,840

David  Stanford                               $28,340

Mike  Miller                                  $20,072

Thomas  Alspaugh                              $25,002

Shane  Verheyen                               $22,500