Form 10QSB
period 2000-03-31
EMAGISOFT TECHNOLOGIES INC
filed 2000-05-15
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended March 31, 2000         Commission File No. 33-67766-A


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

                                      None

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

                        Yes  [X]                 No  [ ]

         As of March 31, 2000: 13,174,000 shares of common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM  1.                    FINANCIAL  STATEMENTS
--------                    ---------------------
                      Emagisoft Technologies - Consolidated
                                 Balance Sheets


ASSETS                                              3/31/2000     12/31/1999
------                                                             (audited)
                                                    ------------  ------------
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . .  $    30,911   $   995,236
Cash in escrow . . . . . . . . . . . . . . . . . .            -        80,000
Accounts receivable. . . . . . . . . . . . . . . .       12,974        38,694
Due from shareholder . . . . . . . . . . . . . . .        7,611         7,611
Prepaid Expenses . . . . . . . . . . . . . . . . .       65,883        65,883
                                                    ------------  ------------
Total current assets . . . . . . . . . . . . . . .      117,379     1,187,424

PROPERTY AND EQUIPMENT:
Furniture and fixtures . . . . . . . . . . . . . .       74,960        75,376
Computer equipment . . . . . . . . . . . . . . . .      518,003       461,747
Leasehold Improvements . . . . . . . . . . . . . .        6,655         3,323
Software . . . . . . . . . . . . . . . . . . . . .       57,966        54,946
                                                    ------------  ------------
Total property and equipment . . . . . . . . . . .      657,584       595,392

Less: Accumulated depreciation . . . . . . . . . .     (253,090)     (202,887)
                                                    ------------  ------------
Property and equipment, net. . . . . . . . . . . .      404,494       392,505

OTHER ASSETS:
Software development costs . . . . . . . . . . . .      466,517       226,954
Goodwill, net of accumulated amortization. . . . .      166,046       175,625
Other. . . . . . . . . . . . . . . . . . . . . . .        4,225         4,225
                                                    ------------  ------------
Total other assets . . . . . . . . . . . . . . . .      636,788       406,804
                                                    ------------  ------------
Total assets . . . . . . . . . . . . . . . . . . .  $ 1,158,661   $ 1,986,733
                                                    ============  ============


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . .  $   104,597   $    73,546
Accrued liabilities. . . . . . . . . . . . . . . .      145,788       248,893
Billings in excess of costs. . . . . . . . . . . .            -         4,908
                                                    ------------  ------------
Total current liabilities. . . . . . . . . . . . .      250,385       327,347

STOCKHOLDER'S EQUITY:
Common stock, $.0001 par value:
20,000,000 shares authorized,
13,174,000 issued and outstanding. . . . . . . . .        1,317         1,317
Series A convertible preferred, $.0001 par value:
     5,000,000 Shares authorized,
             O Shares issued and outstanding . . .            -             -
Additional paid-in capital . . . . . . . . . . . .    2,681,581     2,681,581
Accumulated deficit. . . . . . . . . . . . . . . .   (1,774,622)   (1,023,512)
                                                    ------------  ------------
Total stockholders' equity . . . . . . . . . . . .      908,276     1,659,386
                                                    ------------  ------------
Total liabilities and stockholders' equity . . . .  $ 1,158,661   $ 1,986,733
                                                    ============  ============

                      Emagisoft Technologies - Consolidated
                                Income Statement
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
REVENUES:
  Architectural and web site design services. .     $    45,746   $         -
  Hardware and software sales and support . . .          10,908        16,993
  Internet provider services. . . . . . . . . .           6,613        22,558
                                                    ------------  ------------
  Total Revenue . . . . . . . . . . . . . . . .          63,267        39,551

DIRECT COSTS. . . . . . . . . . . . . . . . . .          20,936         7,408
                                                    ------------  ------------
Gross Profit. . . . . . . . . . . . . . . . . .          42,331        32,143
                                                    ------------  ------------

OPERATING COSTS AND EXPENSES:
  Marketing & Sales . . . . . . . . . . . . . .           3,838             -
  General and administrative. . . . . . . . . .         732,508        32,059
  Depreciation and amortization . . . . . . . .          59,784        40,615
                                                    ------------  ------------
  Total Operating Expenses. . . . . . . . . . .         796,130        72,674
                                                    ------------  ------------
OTHER INCOME:
  Interest income, net. . . . . . . . . . . . .          (2,689)            -
                                                    ------------  ------------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES        (751,110)      (40,531)

PROVISION FOR INCOME TAXES. . . . . . . . . . .               -             -
                                                    ------------  ------------
NET (LOSS) INCOME . . . . . . . . . . . . . . .     $  (751,110)  $   (40,531)
                                                    ============  ============
NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED          ($0.06)       ($0.00)
                                                    ============  ============

                      Emagisoft Technologies - Consolidated
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Cash Flow used in Operating Activities: . . . . . . $  (902,133)  $   (22,399)

Cash Flow used in Investing Activities: . . . . . .     (62,192)            -

Cash Flow from Financing Activities:. . . . . . . .           -             -
                                                    ------------  ------------
Decrease in Cash. . . . . . . . . . . . . . . . . .    (964,325)      (22,399)

Cash, beginning . . . . . . . . . . . . . . . . . .     995,236        25,596
                                                    ------------  ------------
Cash, ending. . . . . . . . . . . . . . . . . . . . $    30,911   $     3,197
                                                    ============  ============

Note  1.          BASIS  OF  PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB promulgated by the Securities and Exchange Commission. These financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results expected for a full year.

These financial statements, including the consolidated balance sheet as of December 31, 1999, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Form 10-KSB. The accompanying consolidated financial statements, including the condensed consolidated statement of cash flows, and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1999.



Note  2.     LIQUIDITY

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Management expects to continue to generate losses during the next 12 months and, based on the current operating budgets, does not anticipate having sufficient cash on hand or available through current lending arrangements to fund operations. To address this funding need, the Company's management is seeking to raise funds through a private placement. Management believes that the funds generated by this transaction will be sufficient to fund operations for at least 12 months. In the event all the funding is not received, management believes it can revise its operating plan to such a level that the Company will be able to fund operations for the next 12 months.


Note  3.          NET  LOSS  PER  COMMON  SHARE

Net losses per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 13,174,000 and 10,827,000 at 3/31/00 and 3/31/99, respectively.

Note  4.          SUBSEQUENT  EVENTS

Loan

On April 10, 2000, the Company issued three separate convertible notes in the amounts of $ 250,000, $ 100,000 and $ 260,000, each with an annual interest rate of 8%. Principal and accumulated interest is payable through cash or the issuance of the Company's Series A convertible preferred stock, at the option of the Company, at the earlier of April 09, 2001 or 30 days following the closing of the first firm commitment, underwritten public offering of the Company's common stock, raising gross proceeds of at least $ 15,000,000. In addition, at any time prior to repayment, the Holder's of the notes may elect to convert the notes to the Company's Series A preferred stock. If Series A convertible preferred stock is issued to satisfy the notes, the number of shares issued shall be equal to the sum of principal and accumulated interest divided by a conversion price of $ 3.60 per share.

Lease  Agreement

The Company entered into a subleasing agreement for office space in Hayward, California to begin operation of its second Solution Support Center to facilitate Value Added Reseller (VAR) services and product integration. The lease commenced on April 10, 2000 and ends on November 14, 2003. The terms of the lease require minimum annual rental payments as follows:


          Year  Ending
          December  31,     Amount
          -------------     ------

           2000             $  77,635
           2001             $ 110,984
           2002             $ 114,310
           2003             $ 102,641

ITEM  2.                    PLAN  OF  OPERATION
--------                    -------------------

During the first quarter of 2000, we at Emagisoft Technologies, Inc. continued to develop our products and services in anticipation of the introduction of our Quicksuite Internet Solution. Software development costs as well as the build-out of our Internet platform comprised the majority of our operational costs. Professional fees and travel expenses related to our ongoing financing activities were substantial.

During the final stage of the development of our products and service models, marketing and sales expenses are expected to increase substantially. We also plan to open additional Regional Solution Support Centers to complete our national market exposure. Our success is contingent on our completing the development of our products and effectively implementing our sales and marketing plan. We therefore expect to continue to incur substantial operating losses in the foreseeable future.

Our capital requirements have been and will continue to be significant, and to date, have exceeded our cash flow from operations. We have historically satisfied our cash requirements with private sales of our common stock. We anticipate the need for additional such private stock sales to satisfy our cash needs. We believe that the funds generated by these transactions will be sufficient to fund operations for at least 12 months. In the event not all the funding is received, we believe we can revise our operating plan to reduce costs to such a level that the Company will be able to fund operations for the next 12 months.


                           PART II - OTHER INFORMATION
                           ---------------------------



Item  1.               Legal  Proceedings
-------                ------------------

There are no legal proceedings pending or threatened of any type or otherwise known to be contemplated to which the Registrant or any of its properties is subject.

Item  2.               Changes  in  Securities
--------               -----------------------
On March 23, 2000, the Board adopted an amendment to the Articles of Incorporation, authorizing the issuance of 5,000,000 shares of 10 percent non-cumulative, convertible Series A Preferred Stock. As of March 31, 2000, none of these shares have been issued. The company anticipates raising capital through the issuance of these shares.

On April 10, 2000 the Company borrowed $ 560,000 pursuant to three promissory notes. The holders and amounts of the notes are: (1) Barrington Barisic, $200,000; (2) Richard From - $100,000; and (3) Richard and Alicia From, $260,000 . The notes are convertible, at the holder's option, to shares of the Series A Preferred Stock.


Item  3.               Defaults  Upon  Senior  Securities
--------               ----------------------------------

                                      None

Item  4.               Submission  of  Matters  to  a  Vote  of Security Holders
--------               ---------------------------------------------------------

                                      None

Item  5.               Other  Information
--------               ------------------

On January 3rd, 2000, the Shareholders adopted and approved the Emagisoft Technologies, Inc. 1999 Employee Stock Option Plan (the Plan). The Plan allows for up to 500,000 options on shares of Stock of the Company to be granted. Only the net number of shares actually issued under the Plan shall be counted against the 500,000 limit. The Plan provides for both Incentive Stock Options (ISO) and Non-Statutory Stock Options (NSO).

The granting of and the amounts are at the sole discretion of the Board of Directors (the Board) or any committee as the Board may designate to administer the plan. Unless otherwise determined by the Board, options granted pursuant to the Plan shall have an exercise price, which is not less than the Fair Market Value of a share of Stock on the date the option is granted. On February 21, 2000, 56,570 options were granted to employees under the Plan.

Item  6.               Exhibits  and  Reports  on  Form  8-K
--------               -------------------------------------

EXHIBITS
--------

The exhibits listed on the accompanying index to exhibits immediately following are filed as part of, or incorporated by reference into, this Form 10-QSB.

EXHIBIT               DESCRIPTION
NO.
-------               -----------
2.1 Share Exchange Agreement between Manatee-American Financial Corp. and Emagisoft Corporation dated as of October 29, 1999 (2)

2.2     Amendment  to  Share  Exchange  Agreement  between  Manatee-American
        Financial  Corp. And  Emagisoft  Corporation  dated  as  of  January 28,
        2000  (3)

3.1     Original  and Amended Articles of Incorporation of the Registrant (1)(2)

3.2     Bylaws  of  the  Registrant  (1)

3.3 Amendment to the Articles of Incorporation authorizing the issuance of 5,000,000 shares of 10 percent non-cumulative, convertible Series A Preferred Stock

3.4     Convertible  Notes  dated  April  10,  2000

4.1     Specimen  -  Common  Stock  Certificate  (1)

10.1    Employment Contracts of Key Management of Emagisoft Technologies, Inc.
        (4)

10.2 Specimen - Confidential Information and Invention Assignment Agreement for Employees (4)

10.3 Business Consulting Agreement between James S. Neader and Emagisoft Technologies, Inc. (4)

10.4 Option Agreement for Promotional services between Gary Sheffield and Emagisoft Technologies, Inc. (4)

10.5    Emagisoft Technologies, Inc. 1999 Employee Stock Option Plan

10.6 Written Consent of 1999 Employee Stock Option Plan

16.1    Letter  on  Change  in  Certifying  Accountant  (2)

21.1    Subsidiaries  of  the  Registrant  (4)

21.2    Stock  Purchase  and  Sale  between  Net Advantage, Inc. (KNA) Emagisoft
        Corporation and  Interactive  Media  Solutions,  Inc.  (4)

23.1    Consent  of  Rachlin  Cohen  &  Holtz  LLP,  Independent  Auditors  (2)

        ----------------------------------------------------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, File No.33-67766-A

(2) Incorporated by reference to Form 8-K of the Registrant, dated October 29, 1999

(3) Incorporated by reference to Form 8-K of the Registrant, dated January 28, 2000

(4)     Incorporated  by  reference  to Form 10-K of the Registrant, dated March
        31,  2000



REPORTS  ON  FORM  8-K
----------------------

A current report on Form 8-K, dated January 28, 2000, was filed with the Securities and Exchange Commission by Emagisoft Technologies, Inc. to: report an Amendment to the Share Exchange Agreement between Manatee-American Financial Corp. and Emagisoft Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            EMAGISOFT  TECHNOLOGIES,  INC.


        5-8-00                    By:  /s/  Kyle  E.  Jones
     -----------------      ------------------------------------------
         Date               Kyle  E.  Jones,  President, Chief Executive Officer
                            (Sole  Director)  (Principle  Executive  Officer)

        5-8-00                    By:  /s/  Peter  VanSon
     -----------------      ------------------------------------------
         Date               Peter VanSon, Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)

                                                              EXHIBIT  NO.   3.3

                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                          EMAGISOFT TECHNOLOGIES, INC.

     Pursuant to the provisions of Section 607.0602 of the Florida Business Corporation Act, and the authority conferred upon the Board of Directors by the Articles of Incorporation of Emagisoft Technologies, Inc. (the "CORPORATION"), a
                                                                -----------
Florida corporation, the Board of Directors of the Corporation duly adopted these Articles of Amendment to the Articles of Incorporation of the Corporation on March 23, 2000 which set forth the preferences, limitations and relative rights of 5,000,000 shares of Series A Preferred Stock of the Corporation.

The undersigned, acting in his capacity as the sole Director and President of the Corporation has executed these Articles of Amendment to the Articles of Incorporation as of March 23, 2000.


                                ARTICLE I - NAME
                                ----------------

     The  name  of  this  corporation  is  Emagisoft  Technologies,  Inc.

                             ARTICLE II - AMENDMENT
                             ----------------------

     Article III of the Articles of Incorporation is amended to include the following:

Series  A  Preferred  Stock
---------------------------

     The Series A Preferred Stock shall have the following powers, preferences and rights, and qualifications, limitations and restrictions:

SECTION  1.  DIVIDENDS.
             ---------

     (A)     GENERAL  OBLIGATION.  Only  when,  as  and  if  declared  by  the
             -------------------
Corporation's Board of Directors and to the extent permitted under the Florida Business Corporation Act, the holders of the Series A Preferred Stock (the "SERIES A PREFERRED") shall be entitled to receive in any fiscal year
 --------------------
non-cumulative dividends at a rate of 10% per annum of the original issue price, as adjusted, in preference to any payment to the holders of all other class of stock of the Corporation, as provided in this Section 1. The date on which the
                                               ---------
Corporation initially issues any share of Series A Preferred shall be deemed to be its "DATE OF ISSUANCE" regardless of the number of times transfer of such share of Series A Preferred is made on the stock records maintained by or for the Corporation and regardless of the number of certificates which may be issued to evidence such share of Series A Preferred.

     (B)     COMMON  STOCK  DIVIDENDS.   Only  after  all  dividends  have  been
             ------------------------
declared and paid in full for a given calendar year to the holders of the Series A Preferred under this Section 1, the Corporation may then declare and pay a
                           ---------
dividend upon each share of Common Stock up to an amount equal to the per share dividend paid to each holder of the Series A Preferred (such amount shall be referred to as the "COMMON STOCK DIVIDEND"). After the Common Stock Dividend
                       ---------------------
has been paid in full to all holders of Common Stock, the Corporation shall then pay to the holders of the Series A Preferred at the time of payment of any additional dividends to the holders of Common Stock those dividends which would have been paid on the shares of Conversion Stock had such Series A Preferred been converted immediately prior to the date on which a record is taken for such Common Stock dividends, or, if no record is taken, the date as of which the record holders of Common Stock entitled to such dividends are to be determined.

     (C)     DISTRIBUTION  OF  PARTIAL  DIVIDEND  PAYMENTS.  Except as otherwise
             ---------------------------------------------
provided herein, if at any time the Corporation pays less than the total amount of dividends then accrued with respect to the Series A Preferred, such payment shall be distributed pro rata among the holders thereof based upon the number of shares of Series A Preferred held by each such holder.

SECTION  2.  LIQUIDATION.
             -----------

     Upon any liquidation, dissolution or winding up of the Corporation (whether voluntary or involuntary), each holder of shares of Series A Preferred shall be entitled to be paid, before any distribution or payment is made upon any Common Stock, an amount in cash equal to the aggregate Liquidation Value of all shares of Series A Preferred held by such holder (plus all accrued and unpaid dividends thereon). After the total Liquidation Value of all shares of Series A Preferred (plus all accrued and unpaid dividends thereon) is paid to the holders of the Series A Preferred, any remaining assets available to be distributed to the Corporation's stockholders shall be first distributed pro rata to the holders of Common Stock until such holders of Common Stock have received, in the aggregate, an amount equal to the aggregate Liquidation Value (plus all accrued and unpaid dividends) of the Series A Preferred, then any remaining assets of the Corporation shall be distributed pro rata among all the holders of the shares of Series A Preferred and Common Stock based upon the shares of Series A Preferred and Common Stock held by each such holder. If upon any such liquidation, dissolution or winding up of the Corporation the Corporation's assets to be distributed among the holders of shares of Series A Preferred are insufficient to permit payment to such holders of the aggregate amount which they are entitled to be paid under this Section 2, then the entire assets available to be
                               ---------
distributed to the Corporation's stockholders shall be distributed pro rata among the holders of shares of Series A Preferred based upon the aggregate Liquidation Value (plus all accrued and unpaid dividends) of the Series A Preferred held by each such holder. Prior to the liquidation, dissolution or winding up of the Corporation, the Corporation shall pay all accrued and unpaid dividends with respect to the Series A Preferred, but only to the extent of funds of the Corporation legally available for the payment of dividends. Not less than sixty (60) days prior to the payment date stated therein, the Corporation shall mail written notice of any such liquidation, dissolution or winding up to each record holder of the Series A Preferred, setting forth in reasonable detail the amount of proceeds to be paid with respect to each share of Series A Preferred and each share of Common Stock in connection with such liquidation, dissolution or winding up. A consolidation or merger of the Corporation with or into any other corporation or corporations, other corporate reorganization in which the Corporation is not the surviving entity (unless the shareholders of the Corporation hold more than 50% of the voting power of the surviving corporation), or a sale of all or substantially all of the assets of the Corporation, shall be deemed to be a liquidation, dissolution or winding up of the Corporation.

SECTION  3.  VOTING  RIGHTS.
             --------------

     (A)     GENERAL VOTING RIGHTS.  The holders of the Series A Preferred shall
             ---------------------
be entitled to notice of all stockholders meetings in accordance with the Corporation's bylaws, and as otherwise required by applicable law. Except as otherwise set forth below, the holders of the Series A Preferred shall be entitled to vote on all matters submitted to the stockholders for a vote, together with the holders of Common Stock, voting together as a single class with each share of Common Stock entitled to one vote per share, each share of the Series A Preferred Stock entitled to one vote for each share of Common Stock issuable upon conversion of the Series A Preferred Stock as of the record date for such vote or, if no record date is specified, as of the date of such vote.

     (B)     SPECIAL VOTING RIGHTS.  Notwithstanding anything else herein to the
             ---------------------
contrary, and except as otherwise required by law, the shares of Series A Preferred shall be non-voting; provided, however, so long as at least half of the Series A Preferred is outstanding, the Corporation will not, without the affirmative vote or written consent of the holders of at least a majority of such Series A Preferred then outstanding: (1) create or designate, or authorize the issuance of, any new class or series of stock (i) ranking senior or having a preference over, or being on parity with the Series A Preferred with respect to any rights of the Series A Preferred, or (ii) convertible into any such class or series of stock; (2) merge or consolidate (where the Corporation's stockholders retain less than 50% of the voting power) or sell all or substantially all of the assets or stock of the Corporation, whether in one transaction or a series of transactions, or whether by outright sale or by merger; (3) liquidate or dissolve the Corporation, or (4) amend the articles of incorporation or bylaws that materially and adversely change the rights of the Series A Preferred in a manner different than other classes of stock.

SECTION  4.  CONVERSION.
             ----------

     (A)     CONVERSION  PROCEDURE.
             ---------------------

          (I) At any time and from time to time, any holder of the Series A Preferred may convert all or any portion of the Series A Preferred (including any fraction of a share of Series A Preferred) held by such holder into a number of shares of Conversion Stock computed by multiplying the number of shares of Series A Preferred to be converted by $3.60 (plus all accrued and unpaid dividends) and dividing the result by the Conversion Price then in effect.

          (II) Except as otherwise provided herein, each conversion of the Series A Preferred shall be deemed to have been effected as of the close of business on the date on which the certificate or certificates representing the Series A Preferred to be converted have been surrendered for conversion at the principal office of the Corporation. At the time any such conversion has been effected, the rights of the holder of the shares of Series A Preferred converted as a holder of the Series A Preferred shall cease and the Person or Persons in whose name or names any certificate or certificates for shares of Conversion Stock are to be issued upon such conversion shall be deemed to have become the holder or holders of record of the shares of Conversion Stock represented thereby.

          (III) The Corporation may at any time require the automatic conversion of all of the automatic outstanding shares of Series A Preferred if:
(i)  the  Corporation  is at such time effecting a Qualified Public Offering; or
(ii) at any time the holders of a majority of the then outstanding shares of Series A Preferred elect to convert their shares of Series A Preferred into Common Stock. Any such mandatory conversion shall only be effected at the time of and subject to: (1) as to conversion under subsection (i) above, the closing of the sale of such shares pursuant to such Qualified Public Offering; or (2) as to conversion under subsection (ii) above, the surrender for conversion at the principal office of the Corporation of the certificate or certificates representing the Series A Preferred to be converted, and upon written notice of such mandatory conversion delivered to all holders of the Series A Preferred at least ten (10) days prior to such closing or surrender.

          (IV) Notwithstanding any other provision hereof, if a conversion of the Series A Preferred is to be made in connection with a Qualified Public Offering, the conversion of any shares of the Series A Preferred may, at the election of the holder thereof, be conditioned upon the consummation of such transaction, in which case such conversion shall not be deemed to be effective until such transaction has been consummated.

          (V) As soon as possible after a conversion has been effected (but in any event within five (5) business days in the case of subsection (1) below),
                                                          --------------
the  Corporation  shall  deliver  to  the  converting  holder:

               (1) a certificate or certificates representing the number of shares of Conversion Stock issuable by reason of such conversion in such name or names and such denomination or denominations as the converting holder has specified;

               (2) payment in an amount equal to all accrued dividends with respect to each share of Series A Preferred converted which have not been paid prior thereto, plus the amount payable under subsection (x) below with respect
                                               --------------
to  such  conversion;  and

               (3) a certificate representing any shares of the Series A Preferred which were represented by the certificate or certificates delivered to the Corporation in connection with such conversion but which were not converted.

          (VI) If for any reason the Corporation is unable to pay any portion of the accrued and unpaid dividends on the Series A Preferred being converted, such dividends may, at the converting holder's option, be converted into an additional number of shares of Conversion Stock determined by dividing the amount of the unpaid dividends to be applied for such purpose, by the Conversion Price then in effect.

          (VII) The issuance of certificates for shares of Conversion Stock upon conversion of the Series A Preferred shall be made without charge to the holders of such Series A Preferred for any issuance tax in respect thereof or other cost incurred by the Corporation in connection with such conversion and the related issuance of shares of Conversion Stock. Upon conversion of each share of the Series A Preferred, the Corporation shall take all such actions as are necessary in order to insure that the Conversion Stock issuable with respect to such conversion shall be validly issued, fully paid and nonassessable, free and clear of all taxes, liens, charges and encumbrances with respect to the issuance thereof.

          (VIII) The Corporation shall not close its books against the transfer of the Series A Preferred or of Conversion Stock issued or issuable upon conversion of the Series A Preferred in any manner which interferes with the timely conversion of the Series A Preferred. The Corporation shall assist and cooperate with any holder of shares of Series A Preferred required to make any governmental filings or obtain any governmental approval prior to or in connection with any conversion of shares of Series A Preferred hereunder (including, without limitation, making any filings required to be made by the Corporation).

          (IX) The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Conversion Stock, solely for the purpose of issuance upon the conversion of the Series A Preferred, such number of shares of Conversion Stock issuable upon the conversion of all of the outstanding Series A Preferred. All shares of Conversion Stock which are so issuable shall, when issued, be duly and validly issued, fully paid and nonassessable and free from all taxes, liens and charges. The Corporation shall take all such actions as may be necessary to assure that all such shares of Conversion Stock may be so issued without violation of any applicable law or governmental regulation or any requirements of any domestic securities exchange upon which shares of Conversion Stock may be listed (except for official notice of issuance which shall be immediately delivered by the Corporation upon each such issuance). The Corporation shall not take any action which would cause the number of authorized but unissued shares of Conversion Stock to be less than the number of such shares required to be reserved hereunder for issuance upon conversion of the Series A Preferred.

          (X) If any fractional interest in a share of Conversion Stock would, except for the provisions of this subparagraph, be delivered upon any conversion of the Series A Preferred, the Corporation, in lieu of delivering the fractional share therefor, shall pay an amount to the holder thereof equal to the Market Price of such fractional interest as of the date of conversion.

          (XI) If the shares of Conversion Stock issuable by reason of conversion of the Series A Preferred are convertible into or exchangeable for any other stock or securities of the Corporation, the Corporation shall, at the converting holder's option, upon surrender of the shares of Series A Preferred to be converted by such holder as provided herein together with any notice, statement or payment required to effect such conversion or exchange of Conversion Stock, deliver to such holder or as otherwise specified by such holder a certificate or certificates representing the stock or securities into which the shares of Conversion Stock issuable by reason of such conversion are so convertible or exchangeable, registered in such name or names and in such denomination or denominations as such holder has specified.

     (B)     CONVERSION  PRICE.
             -----------------

          (I) The initial Conversion Price shall be $3.60. In order to prevent dilution of the conversion rights granted under this Section 4, the
                                                                  ---------
Conversion Price shall be subject to adjustment from time to time pursuant to this Section 4(b).
      -------------

          (II) If and whenever on or within twelve (12) months after the original date of issuance of the Series A Preferred the Corporation issues or sells, or in accordance with Section 4(c) is deemed to have issued or sold, any
                              ------------
share of Common Stock or other capital stock or any other equity security (the "DILUTIVE SECURITY") for a consideration per share less than the Conversion
 ------------------
Price in effect immediately prior to such time, then immediately upon such issue or sale or deemed issue or sale the Conversion Price shall be reduced to the lowest net price per share at which any Dilutive Security has been issued or sold or is deemed to have been issued or sold.

     (III) If and whenever on or after twelve (12) months after the original date of issuance of the Series A Preferred the Corporation issues or sells, or in accordance with Section 4(c) is deemed to have issued or sold, any Dilutive
                     ------------
Security for a consideration per share less than the Conversion Price in effect immediately prior to such time, then immediately upon such issue or sale or deemed issue or sale the Conversion Price shall be reduced to an amount equal to the existing Conversion Price multiplied by a fraction (1) the numerator of which is the sum of (A) the total number of shares of Common Stock issue and outstanding, plus (B) the number of Dilutive Securities that can be purchased at the existing Conversion Price for the total consideration received for the issuance of the Dilutive Securities and (2) the denominator of which is the total number of shares of Common Stock issued and outstanding plus the number of Dilutive Securities issued or deemed issued in the new issuance or deemed issuance. For purposes of the foregoing sentence, the total number of shares of Common Stock issued and outstanding shall be deemed to include the number of shares of Common Stock that would be outstanding if all outstanding Convertible Securities were exercised, exchanged or converted, and all securities exercisable or exchangeable for or convertible into Convertible Securities were exercised, exchanged or converted, as applicable, and then exercised, exchanged or converted, as applicable.

          (IV) Notwithstanding the foregoing, there shall be no adjustment to the Conversion Price hereunder with respect to the issuance or sale by the Corporation of: (1) Other Securities to employees, officers or directors of the Corporation or consultants to the Corporation; (2) Other Securities in connection with any merger or consolidation; (3) Other Securities in connection with any equipment leasing and/or debt financing; (4) Conversion Stock; and (5) Other Securities issued or reserved for issuance by the Corporation for which adjustment is made under this Section 4 with respect to Conversion Stock (A) as
                               ---------
a stock dividend payable in shares of Common Stock or Other Securities for which the Series A Preferred is convertible or (B) upon any subdivision or split-up of the outstanding shares of Common Stock or Other Securities for which the Series A Preferred is convertible.

     (C)     EFFECT  ON  CONVERSION  PRICE  OF  CERTAIN EVENTS.  For purposes of
             -------------------------------------------------
determining the adjusted Conversion Price under Section 4(b), and subject to the
                                                ------------
exclusions  set  forth  in  Section 4(b)(iv), the following shall be applicable:
                            ----------------

          (I)     ISSUANCE  OF  RIGHTS  OR  OPTIONS.  If  the Corporation in any
                  ---------------------------------
manner grants or sells any Option and the lowest price per share for which any one share of Common Stock is issuable upon the exercise of any such Option, or upon conversion or exchange of any Convertible Security issuable upon exercise of any such Option, is less than the Conversion Price in effect immediately prior to the time of the granting or sale of such Option, then such share of Common Stock shall be deemed to be outstanding and to have been issued and sold by the Corporation at the time of the granting or sale of such Option for such price per share. For purposes of this paragraph, the "lowest price per share for which any one share of Common Stock is issuable" shall be equal to the sum of the lowest amounts of consideration (if any) received or receivable by the Corporation with respect to any one share of Common Stock upon the granting or sale of the Option, upon exercise of the Option and upon conversion or exchange of any Convertible Security issuable upon exercise of such Option. No further adjustment of the Conversion Price shall be made upon the actual issue of such Common Stock or such Convertible Security upon the exercise of such Options or upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Security.

          (II)     ISSUANCE  OF  CONVERTIBLE  SECURITIES.  If the Corporation in
                   -------------------------------------
any manner issues or sells any Convertible Security and the lowest price per share for which any one share of Common Stock is issuable upon conversion or exchange thereof is less than the Conversion Price in effect immediately prior to the time of such issue or sale, then such share of Common Stock shall be deemed to be outstanding and to have been issued and sold by the Corporation at the time of the issuance or sale of such Convertible Securities for such price per share. For the purposes of this paragraph, the "lowest price per share for which any one share of Common Stock is issuable" shall be equal to the sum of the lowest amounts of consideration (if any) received or receivable by the Corporation with respect to any one share of Common Stock upon the issuance or sale of the Convertible Security and upon the conversion or exchange of such Convertible Security. No further adjustment of the Conversion Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of any Convertible Security, and if any such issue or sale of such Convertible Security is made upon exercise of any Options for which adjustments of the Conversion Price had been or are to be made pursuant to other provisions of this
Section 4, no further adjustment of the Conversion Price shall be made by reason
---------
of  such  issue  or  sale.

          (III)     CALCULATION  OF CONSIDERATION RECEIVED.  If any Common Stock
                    --------------------------------------
or shares of other capital stock, Option or Convertible Security is issued or sold or deemed to have been issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Corporation therefor before deducting any reasonable discounts, commissions or expenses. If any Common Stock or shares of other capital stock, Option or Convertible Security is issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Corporation shall be the fair value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Corporation shall be the Market Price thereof as of the date of receipt. The fair value of any consideration other than cash and securities shall be determined in good faith by the Board of Directors of the Corporation.

          (IV)     RECORD  DATE.  If  the  Corporation  takes  a  record  of the
                   ------------
holders of Common Stock for the purpose of entitling them: (1) to receive a dividend or other distribution payable in Common Stock, Options or in Convertible Securities; or (2) to subscribe for or purchase Common Stock, Options or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or upon the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

     (D)     SUBDIVISION  OR COMBINATION OF COMMON STOCK.  If the Corporation at
             -------------------------------------------
any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision shall be proportionately reduced, and if the Corpora-tion at any time combines (by reverse stock split or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased.

     (E)     NOTICES.
             -------

          (I) Immediately upon any adjustment of the Conversion Price, the Corporation shall give written notice thereof to all holders of the Series A Preferred, setting forth in reasonable detail and certifying the calculation of such adjustment.

          (II) The Corporation shall give written notice to all holders of the Series A Preferred at least twenty (20) days prior to the date on which the Corporation closes its books or takes a record: (1) with respect to any dividend or distribution upon Common Stock; or (2) with respect to any pro rata subscription offer to holders of Common Stock.

SECTION  5.  REGISTRATION  OF  TRANSFER.
             --------------------------

     The Corporation shall keep at its principal office a register for the registration of the Series A Preferred. Upon the surrender of any certificate representing the Series A Preferred at such place, the Corporation shall, at the request of the record holder of such certificate, execute and deliver (at the Corporation's expense) a new certificate or certificates in exchange there-for representing in the aggregate the number of shares of Series A Preferred represented by the surrendered certificate. Each such new certificate shall be registered in such name and shall represent such number of shares of Series A Preferred as is requested by the holder of the surrendered certificate and shall be substantially identical in form to the surrendered certificate, and dividends shall accrue on the Series A Preferred represented by such new certificate from the date to which dividends have been fully paid on such Series A Preferred represented by the surrendered certificate.

SECTION  6.  REPLACEMENT.
             -----------

     Upon receipt of evidence reasonably satisfactory to the Corporation (an affidavit of the registered holder shall be satisfactory) of the ownership and the loss, theft, destruction or mutilation of any certificate evidencing shares of the Series A Preferred, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Corporation (provided that if the holder is a financial institution or other institutional investor its own agreement shall be satisfactory), or, in the case of any such mutilation upon surrender of such certificate, the Corporation shall (at its expense) execute and deliver in lieu of such certificate a new certificate of like kind representing the number of shares of Series A Preferred represented by such lost, stolen, destroyed or mutilated certificate and dated the date of such lost, stolen, destroyed or mutilated certificate, and dividends shall accrue on the Series A Preferred represented by such new certificate from the date to which dividends have been fully paid on such lost, stolen, destroyed or mutilated certificate.

SECTION  7.  DEFINITIONS.
             -----------

     "COMMON STOCK" means, collectively, the Corporation's common stock, par value $0.01, and any capital stock of any class of the Corporation hereafter authorized which is not limited to a fixed sum or percentage of par or stated value in respect to the rights of the holders thereof to participate in dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Corporation.

     "CONVERSION STOCK" means shares of the Corporation's Common Stock issuable upon conversion of the Series A Preferred; provided that if there is a change such that the securities issuable upon conversion of the Series A Preferred are issued by an entity other than the Corporation or there is a change in the type or class of securities so issuable, then the term "Conversion Stock" shall mean one share of the security issuable upon conversion of the Series A Preferred if such security is issuable in shares, or shall mean the smallest unit in which such security is issuable if such security is not issuable in shares.

     "CONVERTIBLE SECURITIES" means any stock or securities directly or indirectly convertible into or exchangeable for Common Stock.

     "LIQUIDATION VALUE" of any share of Series A Preferred as of any particular date shall be equal to $3.60, as adjusted.

     "MARKET PRICE" of any security means the average of the closing prices of such security's sales on all securities exchanges on which such security may at the time be listed, or, if there has been no sales on any such exchange on any day, the average of the highest bid and lowest asked prices on all such exchanges at the end of such day, or, if on any day such security is not so listed, the average of the representative bid and asked prices quoted in the Nasdaq System as of 4:00 P.M., New York time, or, if on any day such security is not quoted in the Nasdaq System, the average of the highest bid and lowest asked prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization, in each such case averaged over a period of twenty-one (21) days consisting of the day as of which "Market Price" is being determined and the twenty (20) consecutive business days prior to such day. If at any time such security is not listed on any securities exchange or quoted in the Nasdaq System or the over-the-counter market, the "Market Price" shall be the fair value thereof determined jointly by the Corporation and the holders of a majority of the Series A Preferred. If such parties are unable to reach agreement within a reasonable period of time, such fair value shall be determined by an independent appraiser experienced in valuing securities jointly selected by the Corporation and the holders of a majority of the Series A Preferred. The determination of such appraiser shall be final and binding upon the parties, and the Corporation shall pay the fees and expenses of such appraiser.

     "OPTIONS" means any rights, warrants or options to subscribe for or purchase Common Stock or Convertible Securities.

     "OTHER SECURITIES" means any capital stock or other equity securities of the Corporation, except for the Series A Preferred.

     "PERSON" means an individual, a partnership, a corporation, a limited liability company, a limited liability, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

     "QUALIFIED PUBLIC OFFERING" means any offering by the Corporation of its capital stock or equity securities to the public pursuant to an effective registration statement under the Securities Act of 1933, as then in effect, or any comparable statement under any similar federal statute then in force, in which the price paid by the public for each share of capital stock or equity security is at least $10.00 (adjusted for stock splits or stock dividends) and the aggregate gross proceeds to the Corporation from the sale of all such shares is not less than $15 million. A Qualified Public Offering shall be deemed to have occurred upon the effectiveness of the registration statement filed with respect to such offering, subject to such Qualified Public Offering having been deemed to have occurred and being reversed and nullified if the closing of the sale of such shares pursuant to such offering does not occur within ten (10) business days after such effectiveness.

SECTION  8.  AMENDMENT  AND  WAIVER.
             ----------------------

     No amendment, modification or waiver shall be binding or effective with respect to any provision of Sections 1 to 9 hereof without the prior written
                                ----------    -
consent of the holders of a majority of the Series A Preferred outstanding at the time such action is taken; provided that no such action shall change: (a) the manner in which dividends on the Series A Preferred accrue or the times at which such dividends become payable or the amount payable on redemption of the Series A Preferred or the times at which redemption of the Series A Preferred is to occur, without the prior written consent of the holders of at least two-thirds of the Series A Preferred then outstanding; (b) the Conversion Price of the Series A Preferred or the number of shares or class of stock into which the Series A Preferred is convertible, without the prior written consent of the holder of at least two-thirds of the Series A Preferred then outstanding; or (c) the percentage required to approve any change described in clauses (a) and (b)
                                                             -----------     ---
above, without the prior written consent of the holders of at least two-thirds of the Series A Preferred then outstanding; and provided further that no change in the terms hereof may be accomplished by merger or consolidation of the Corporation with another corporation or entity unless the Corporation has obtained the prior written consent of the holders of the applicable percentage of the Series A Preferred then outstanding.

SECTION  9.  NOTICES.
             -------

     Except as otherwise expressly provided hereunder, all notices referred to herein shall be in writing and shall be delivered by registered or certified mail, return receipt requested and postage prepaid, or by reputable overnight courier service, charges prepaid, and shall be deemed to have been given when so mailed or sent (i) to the Corporation, at its principal executive offices and
(ii) to any stockholder, at such holder's address as it appears in the stock records of the Corporation (unless otherwise indicated by any such holder).

IN WITNESS WHEREOF, the undersigned has executed these Articles of Amendment to the Articles of Incorporation as of the 23rd day of March, 2000.


                            EMAGISOFT  TECHNOLOGIES,  INC.




                            By:   /S/  Kyle  E.  Jones
                            ------------------------------------------
                            Kyle  E.  Jones,  Sole  Director  and  President

                                                               EXHIBIT  NO.  3.4

                    CONVERTIBLE NOTES(3) DATED APRIL 10, 2000

                                   NOTE NO. 1
                                CONVERTIBLE NOTE
                                ----------------


THIS NOTE AND PREFERRED STOCK ISSUABLE UPON ANY CONVERSION HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY APPLICABLE STATE SECURITIES LAWS. THIS NOTE AND THE PREFERRED STOCK ISSUED UPON CONVERSION HEREOF HAVE BEEN ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE NOTE OR SUCH PREFERRED STOCK UNDER SUCH ACT AND APPLICABLE LAWS OR SOME OTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT AND APPLICABLE LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE BORROWER THAT SUCH REGISTRATION IS NOT REQUIRED.



                                CONVERTIBLE NOTE
                                ----------------


$250,000.00                                                April  10,  2000
 ----------                                                ----------------


     FOR VALUE RECEIVED, the undersigned, EMAGISOFT TECHNOLOGIES, INC., a Florida corporation (the "Borrower" or the "Company"), hereby promises to pay to
                          --------          -------
the  order  of  BARRINGTON  BARISIC  (together  with  his  heirs,  personal
                -------------------
representatives, successors and assigns, and any such bearer, being hereinafter referred to collectively as "Holder"), at such times and in such amounts as
                                 ------
described  herein  (the "Note"), the principal sum of TWO HUNDRED FIFTY THOUSAND
                         ----                         --------------------------
DOLLARS  ($250,000.00),  together  with  interest  thereon at the rate set forth
-------
herein (the "Loan");  provided,  however, that in lieu of repayment of the Loan,
             ----
and in full satisfaction as set forth in Section 2 hereof, Borrower may render the performance described, and otherwise satisfy the terms and conditions set forth in Section 2 hereof, such that Borrower shall be deemed to have rendered full performance of its obligations hereunder and this Note, and the indebtedness evidenced hereby, shall thereupon be terminated, void and of no further force or effect upon a conversion of the indebtedness into Conversion Securities, as defined, and as further described in Section 2. Holder shall advance Borrower the principal of such Loan in a single payment. For purposes of this Note, "Borrower" shall mean all successors in interest and assignees, including, without limitation, pursuant to a merger, consolidation, reorganization, recapitalization or other similar restructuring event (collectively, a "Reorganization"), and all endorsers, sureties and guarantors
                    --------------
and any other person liable or to  become  liable  with  respect  to  the  Loan.

     1.     Interest  Rate.     Interest  shall  accrue  on  the  outstanding
            --------------
principal balance of this Note from and after the date hereof at the rate of eight percent (8%) per annum, except upon default and then at a higher rate of interest as provided below, provided, however, that all outstanding accrued and unpaid interest shall be immediately due and payable upon the effective date of conversion of this Note. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed.

     2.     Payment  of  Principal  and  Interest;  Conversion  Option.
            ----------------------------------------------------------

          (a) Payment of Principal and Interest. Subject to Holder's election to convert the Indebtedness (defined below) evidenced hereby into such number of shares of Conversion Securities (defined below) as described below in lieu of repayment of the Indebtedness as provided in this Section 2, Borrower shall pay the entire outstanding principal balance under this Note, together with all accrued and unpaid interest thereon (collectively, the "Indebtedness"),
                                                                 ------------
at anytime, in the Borrower's sole discretion, on or before the earlier of (i) one (1) year from the date hereof or (ii) thirty (30) days following the closing of the first firm commitment, underwritten public offering of the Company's common stock, par value $0.0001 per share (the "Common Stock") pursuant to an
                                                   ------------
effective registration statement under the Securities Act of 1933, as amended (the "Act"), raising gross proceeds to the Company of at least $15,000,000 (an
       ---
"IPO")  (in  either  case,  the "Maturity Date") (the entire term, from the date
 ---                             ---------------
hereof  until  maturity,  hereinafter referred to as the "Loan Term"); provided,
                                                          ---------
however, that at any time prior to the earlier of (A) Borrower's repayment of the Indebtedness or (B) the Maturity Date, if Holder so elects in accordance with subparagraph (c) below, the Borrower may satisfy its obligations hereunder by issuing and delivering to Holder such number of duly authorized, validly issued, fully paid and non-assessable shares of Conversion Securities as shall be equal to the entire outstanding Indebtedness evidenced by this Note, divided by $3.60 (the "Conversion Formula"). For the purposes hereof, "Conversion
                  -------------------                                 ----------
Securities"  shall  mean  shares  of the Company's Series A preferred stock, par
----------
value  $0.0001  per  share  (the  "Preferred  Stock")  offered by the Company to
                                   ----------------
outside  investors  in  a  private  offering.

     (b) Conversion. Holder shall, in Holder's sole discretion, at anytime prior to the earlier of (i) Borrower's repayment of the Indebtedness or (ii) the Maturity Date, have the right to convert the Indebtedness (in whole and not in part)  evidenced hereby (the "Conversion Option") into such number of Conversion
                              -----------------
Securities in accordance with the Conversion Formula described above and the conversion procedure described below.

(c)     Conversion  Procedure.

     (i) Before Holder shall be entitled to exercise the Conversion Option, Borrower shall give to Holder any necessary subscription documents, including a subscription agreement, accredited investor questionnaire (in each case, if any),  Investors  Rights  Agreement,  or other documents ("Conversion Securities
                                                           ---------------------
Documents").  If  at  anytime  following  the  date of receipt of any Conversion
---------
Securities  Documents,  but  prior to the earlier of (A) Borrower's repayment of
   -
the Indebtedness or (B) the Maturity Date, Holder intends to accept the Conversion Option, Holder shall provide Borrower with written notice (the "Holder Notice") by first class mail, postage prepaid, or by express overnight
      ---------
courier indicating Holder's intent to accept the Conversion Option. For purposes hereof, all such notices and other written communications shall be effective (x) if mailed, five (5) days after mailing, (y) if delivered, upon delivery and (z) if sent via facsimile, upon confirmation of receipt.

     (ii)     If  Holder  informs  the Borrower that Holder elects not to accept
                                                                   ---
the Conversion Option, the terms and provisions of the Note, and the rights and responsibilities thereunder, shall remain in full force and effect.

     (iii) If Holder elects to accept the Conversion Option, then together with the delivery of the Holder Notice, or as soon as practicable after delivery thereof (and in any event prior to the stated closing of the offering of Conversion Securities, if any), Holder shall execute and deliver to Borrower any necessary Conversion Securities Documents prepared by the Borrower in connection with the offering of such Conversion Securities. Upon receipt of duly executed Conversion Securities Documents (which, among other things, reaffirms Holder's "accredited investor" status), Borrower shall as promptly as practicable thereafter issue and deliver to Holder a certificate(s) for the number of shares of Conversion Securities to which Holder shall be entitled as aforesaid. The person(s) entitled to receive the shares of Conversion Securities issuable upon such conversion of the Note shall be treated for all purposes as the record holder or holders of such shares of Conversion Securities as of the date of Borrower's acceptance of such conversion and subscription by its signature on the Conversion Securities subscription agreement (if any, and if none, then as Borrower shall otherwise specify).

     (iv) Mechanics and Effect of Conversion. No fractional shares of Conversion Securities shall be issued upon conversion of this Note. In lieu of Borrower issuing any fractional shares to Holder upon conversion, Borrower shall pay to Holder the amount of outstanding principal that is not so converted, such payment to be in the form provided below. Upon (or together with) noticed conversion of this Note, Holder shall surrender this Note, duly endorsed, at the principal office of Borrower, together with the Conversion Securities Documents, as described above. At its expense, as soon as practicable thereafter, Borrower shall issue and deliver to Holder a certificate(s) for the number of shares of such Conversion Securities to which Holder shall be entitled upon such conversion (bearing such legends as are required by the Conversion Securities Documents and any applicable federal and state securities laws), together with any cash in lieu of fractional shares or other securities or property to which Holder is entitled upon conversion under the terms of this Note, including a check payable to Holder for any cash amounts due hereunder. Upon conversion of this Note, Borrower shall be deemed to have satisfied and fully forever discharged all of its obligations hereunder, including, without limitation, the obligation of repayment of the Indebtedness and this Note and all Indebtedness evidenced hereby shall immediately be terminated and fully satisfied without further action by any of the parties hereto and without further rights and obligations on the part of Borrower.

     (d) Acknowledgement by Holder. Holder hereby represents and warrants to Borrower that Holder has sufficient knowledge and experience of financial and business matters so that Holder is able to evaluate the merits and risks of purchasing the Note and Holder has had substantial experience in previous private and public purchases of securities. Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D under the Act.

     3.     Event  of  Default.
            ------------------

          Any of the following shall constitute an "Event of Default" under this
                                                     ----------------
Note,  and  shall  give  rise  to  the  remedies  provided  in Section 4 herein:

     (a) The failure by the Borrower to pay or otherwise to satisfy when due, as contemplated in Section 2, the Indebtedness or the Conversion Option, as the case may be;

     (b) If the Borrower: (i) admits in writing its inability to pay generally its debts as they mature; (ii) makes a general assignment for the benefit of creditors; (iii) is adjudicated a bankrupt or insolvent; (iv) files a voluntary petition in bankruptcy; (v) takes advantage, as against its creditors, of any bankruptcy law or statute of the United States of America or any state or subdivision thereof now or hereafter in effect; (vi) has a petition or proceeding filed against it under any provision of any bankruptcy or insolvency law or statute of the United States of America or any state or subdivision thereof, which petition or proceeding is not dismissed within thirty (30) days after the date of the commencement thereof; (vii) has a receiver, liquidator, trustee, custodian, conservator, sequestrator or other such person appointed by any court to take charge of its affairs or assets or business and such appointment is not vacated or discharged within thirty (30) days thereafter; or
(viii)  takes  any  action  in  furtherance  of  any  of  the  foregoing;  or

     (c) Any merger, liquidation, dissolution or winding up of the Borrower or its business or any sale of all or substantially all of Borrower's capital stock or assets; provided, however, the merger or sale of Borrower with a successor entity that acknowledges and expressly assumes in writing Borrower's obligations hereunder shall not be considered an "Event of Default" for purposes hereof.

     4.     Remedies  on  Default.   If  any Event of Default shall occur and be
            ---------------------
continuing for a period of fifteen (15) business days after notice from Holder, Holder shall, in addition to any and all other available rights and remedies, have the right, at Holder's option unless such Event of Default shall have been cured or waived in writing by Holder (which waiver shall not be deemed to be a waiver of a subsequent default), to: (a) declare the entire unpaid principal balance of this Note, together with all interest accrued thereon at the rate hereinbefore specified to the date of said Event of Default and, thereafter at the rate of fifteen percent (15%) per annum (or the maximum allowable by law) and all other sums due by Borrower hereunder, to be immediately due and payable; and (b) pursue any and all available remedies for the collection of such principal and interest to enforce its rights as described herein; and in such case Holder may also recover all costs of suit and other expenses in connection therewith, including reasonable attorney's fees for collection and the right to equitable relief (including, but not limited to, injunctions) to enforce Holder's rights as set forth herein.

     5.     Certain  Waivers.  Except  as  otherwise  expressly provided in this
            ----------------
Note, the Borrower hereby waives diligence, demand, presentment for payment, protest, dishonor, nonpayment and default with respect to the Indebtedness evidenced hereby. The Borrower hereby expressly agrees that this Note, or any payment hereunder, may be extended, modified or subordinated (by forbearance or otherwise) from time to time, without in any way affecting the liability of the Borrower.

     6.     Waivers  and Amendments; Cumulative Remedies.  Neither any provision
            --------------------------------------------
of this Note nor any performance hereunder may be amended or waived orally, but only by an agreement in writing and signed by the party against whom enforcement of any waiver, change, modification or discharge is sought. No right or remedy conferred upon the parties under this Note is intended to be exclusive of any other right or remedy contained herein or in any instrument or document delivered in connection herewith, and every such right or remedy shall be cumulative and shall be in addition to every other such right or remedy contained herein and/or now or hereafter existing at law or in equity or otherwise.

     7.     Governing  Law.  This  Note  shall  be  deemed to be a contract made
            --------------
under the laws of the State of Florida and shall be governed by, and construed in accordance with, the laws of the State of Florida, without giving effect to the principles of conflicts of law.

     8.     Consent  to  Jurisdiction  and  Service of Process.  The Borrower by
            --------------------------------------------------
execution, and Holder by acceptance, hereof each consent to the jurisdiction of any federal district court in the State of Florida having competent jurisdiction. The Borrower waives personal service of any summons, complaint or other process in connection with any such action or proceeding and agrees that service thereof may be made, as the Holder may elect, by certified mail directed to the Borrower at the location provided for in Section 10 hereof, or, in the alternative, in any other form or manner permitted by law.

9.     Additional  Documents.  From time to time Holder will execute and deliver
       ---------------------
to Borrower such additional instruments as Borrower may reasonably request to effectuate the purposes of this Note.

     10.     Notices.  All  notices  and  other  communications  required  or
             -------
permitted hereunder shall be in writing and shall be mailed by United States first-class mail, postage prepaid, or delivered personally by hand or by nationally recognized overnight courier or sent via facsimile addressed to:

                            If  to  Borrower:

                               Emagisoft  Technologies,  Inc.
                               405  Central  Avenue
                               Second  Floor
                               St.  Petersburg,  Florida  33701
                               Attn:  Kyle  E.  Jones,  President
                               Facsimile:  (727)  822-7858

                            If  to  Holder:

                               Barrington  Barisic
                               -------------------
                               c/o  Kimmerle  Brothers,  Inc.
                               ------------------------------
                               337  M  Street
                               --------------
                               Fresno,  CA  93721
                               ------------------
                               Facsimile:  (559)  233-4678
                                           ---------------

or at such other address as shall have been furnished to the other party in writing. All such notices and other written communications shall be effective
(i) if mailed, five (5) days after mailing, (ii) if delivered, upon delivery, and (iii) if sent via facsimile, upon confirmation of receipt.

     11.     Wiring  Instructions.  Any amount wired to Borrower hereunder shall
             --------------------
be  wired  in  accordance  with  the  following  wiring  instructions:

          Bank  Name:          Nations  Bank  -  Bank  of  America
          Account  Name:       Emagisoft  Technologies,  Inc.
          Account  Number:     xxxxxxxxxxxx
          Routing  number:     xxxxxxxxxxx

     12.     Severability.  If  any  provision  of  this  Note  is prohibited or
             ------------
unenforceable in any jurisdiction, it shall be ineffective in such jurisdiction only to the extent of such prohibition or unenforceability, and such prohibition or unenforceability shall not invalidate the balance of such provision to the extent it is not prohibited or unenforceable nor the remaining provisions hereof, nor render unenforceable such provision in any other jurisdiction.
     13.     Assignment. This Note shall  inure to the  benefit of, and shall be
        ----------
binding upon, Borrower and Holder and their respective successors and permitted assigns. Neither party hereto may assign any of its rights or obligations hereunder without the prior written consent of the other party.
     14.     Treatment  of  this  Note.  To  the  extent  permitted by generally
             -------------------------
accepted accounting principles, Borrower will treat, account and report the Note as debt and not equity for accounting purposes and with respect to any returns filed with federal, state or local tax authorities.
     15.     Facsimile.  Any  facsimile  signature  of  any  party  hereto shall
             ---------
constitute  a  legal,  valid  and  binding  execution  hereby  by  such  party.
     16.     No  Stockholder  Rights.  Nothing  contained  in this Note shall be
             -----------------------
construed as conferring upon Holder or any other person the right to vote or to consent or to receive notice as a stockholder in respect of meeting of stockholders for the election of directors of Borrower or any other matters or any rights whatsoever as a stockholder of Borrower; and no dividends or interest shall be payable or accrued in respect of this Note or the interest represented hereby or the Conversion Securities obtainable hereunder until, and only to the extent that, this Note shall have been converted.
     17.     Jury  Trial.  Borrower,  by  execution,  and  Holder by acceptance,
             -----------
hereof hereby waive all right to a trial by jury in any litigation relating to this Note and each document incident thereto.
     IN WITNESS WHEREOF, the undersigned has executed and delivered this Note on and as of the date first set forth above.

                            EMAGISOFT  TECHNOLOGIES  INC.,  A  FLORIDA
                            CORPORATION,  AS  BORROWER

                            By:    /s/  Kyle  E.  Jones
                                   --------------------

                            Name:  Kyle  E.  Jones
                                   ------------------

                            Title: President/CEO
                                   -------------

                                     NOTE NO. 2
                                     ----------
                                CONVERTIBLE NOTE
                                ----------------


THIS NOTE AND PREFERRED STOCK ISSUABLE UPON ANY CONVERSION HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY APPLICABLE STATE SECURITIES LAWS. THIS NOTE AND THE PREFERRED STOCK ISSUED UPON CONVERSION HEREOF HAVE BEEN ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE NOTE OR SUCH PREFERRED STOCK UNDER SUCH ACT AND APPLICABLE LAWS OR SOME OTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT AND APPLICABLE LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE BORROWER THAT SUCH REGISTRATION IS NOT REQUIRED.



                                CONVERTIBLE NOTE
                                ----------------


$100,000.00                                               April  10,  2000
 ----------                                               ----------------


     FOR VALUE RECEIVED, the undersigned, EMAGISOFT TECHNOLOGIES, INC., a Florida corporation (the "Borrower" or the "Company"), hereby promises to pay to
                          --------          -------
the  order  of  RICHARD FROM (together with his heirs, personal representatives,
                ------------
successors and assigns, and any such bearer, being hereinafter referred to collectively as "Holder"), at such times and in such amounts as described herein
                 ------
(the  "Note"),  the principal sum of ONE HUNDRED THOUSAND DOLLARS ($100,000.00),
       ----                          --------------------
together  with  interest  thereon  at  the  rate  set forth herein (the "Loan");
                                                                         ----
provided, however, that in lieu of repayment of the Loan, and in full satisfaction as set forth in Section 2 hereof, Borrower may render the performance described, and otherwise satisfy the terms and conditions set forth in Section 2 hereof, such that Borrower shall be deemed to have rendered full performance of its obligations hereunder and this Note, and the indebtedness evidenced hereby, shall thereupon be terminated, void and of no further force or effect upon a conversion of the indebtedness into Conversion Securities, as defined, and as further described in Section 2. Holder shall advance Borrower the principal of such Loan in a single payment. For purposes of this Note, "Borrower" shall mean all successors in interest and assignees, including, without limitation, pursuant to a merger, consolidation, reorganization, recapitalization or other similar restructuring event (collectively, a "Reorganization"), and all endorsers, sureties and guarantors and any other
 --------------
person  liable  or  to  become  liable  with  respect  to  the  Loan.

     1.     Interest  Rate.     Interest  shall  accrue  on  the  outstanding
            --------------
principal balance of this Note from and after the date hereof at the rate of eight percent (8%) per annum, except upon default and then at a higher rate of interest as provided below, provided, however, that all outstanding accrued and unpaid interest shall be immediately due and payable upon the effective date of conversion of this Note. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed.

     2.     Payment  of  Principal  and  Interest;  Conversion  Option.
            ----------------------------------------------------------

          (a) Payment of Principal and Interest. Subject to Holder's election to convert the Indebtedness (defined below) evidenced hereby into such number of shares of Conversion Securities (defined below) as described below in lieu of repayment of the Indebtedness as provided in this Section 2, Borrower shall pay the entire outstanding principal balance under this Note, together with all accrued and unpaid interest thereon (collectively, the "Indebtedness"),
                                                                 ------------
at anytime, in the Borrower's sole discretion, on or before the earlier of (i) one (1) year from the date hereof or (ii) thirty (30) days following the closing of the first firm commitment, underwritten public offering of the Company's common stock, par value $0.0001 per share (the "Common Stock") pursuant to an
                                                   ------------
effective registration statement under the Securities Act of 1933, as amended (the "Act"), raising gross proceeds to the Company of at least $15,000,000 (an
       ---
"IPO")  (in  either  case,  the "Maturity Date") (the entire term, from the date
 ---                             ---------------
hereof  until  maturity,  hereinafter referred to as the "Loan Term"); provided,
                                                          ---------
however, that at any time prior to the earlier of (A) Borrower's repayment of the Indebtedness or (B) the Maturity Date, if Holder so elects in accordance with subparagraph (c) below, the Borrower may satisfy its obligations hereunder by issuing and delivering to Holder such number of duly authorized, validly issued, fully paid and non-assessable shares of Conversion Securities as shall be equal to the entire outstanding Indebtedness evidenced by this Note, divided by $3.60 (the "Conversion Formula"). For the purposes hereof, "Conversion
                  -------------------                                 ----------
Securities"  shall  mean  shares  of the Company's Series A preferred stock, par
----------
value  $0.0001  per  share  (the  "Preferred  Stock")  offered by the Company to
                                   ----------------
outside  investors  in  a  private  offering.

     (b) Conversion. Holder shall, in Holder's sole discretion, at anytime prior to the earlier of (i) Borrower's repayment of the Indebtedness or (ii) the Maturity Date, have the right to convert the Indebtedness (in whole and not in part)  evidenced hereby (the "Conversion Option") into such number of Conversion
                              -----------------
Securities in accordance with the Conversion Formula described above and the conversion procedure described below.

(c)     Conversion  Procedure.

     (i) Before Holder shall be entitled to exercise the Conversion Option, Borrower shall give to Holder any necessary subscription documents, including a subscription agreement, accredited investor questionnaire (in each case, if any),  Investors  Rights  Agreement,  or other documents ("Conversion Securities
                                                           ---------------------
Documents").  If  at  anytime  following  the  date of receipt of any Conversion
---------
Securities Documents, but prior to the earlier of (A) Borrower's repayment of the Indebtedness or (B) the Maturity Date, Holder intends to accept the Conversion Option, Holder shall provide Borrower with written notice (the "Holder Notice") by first class mail, postage prepaid, or by express overnight
 --------------
courier indicating Holder's intent to accept the Conversion Option. For purposes hereof, all such notices and other written communications shall be effective (x) if mailed, five (5) days after mailing, (y) if delivered, upon delivery and (z) if sent via facsimile, upon confirmation of receipt.

     (ii)     If  Holder  informs  the Borrower that Holder elects not to accept
                                                                   ---
the Conversion Option, the terms and provisions of the Note, and the rights and responsibilities thereunder, shall remain in full force and effect.

     (iii) If Holder elects to accept the Conversion Option, then together with the delivery of the Holder Notice, or as soon as practicable after delivery thereof (and in any event prior to the stated closing of the offering of Conversion Securities, if any), Holder shall execute and deliver to Borrower any necessary Conversion Securities Documents prepared by the Borrower in connection with the offering of such Conversion Securities. Upon receipt of duly executed Conversion Securities Documents (which, among other things, reaffirms Holder's "accredited investor" status), Borrower shall as promptly as practicable thereafter issue and deliver to Holder a certificate(s) for the number of shares of Conversion Securities to which Holder shall be entitled as aforesaid. The person(s) entitled to receive the shares of Conversion Securities issuable upon such conversion of the Note shall be treated for all purposes as the record holder or holders of such shares of Conversion Securities as of the date of Borrower's acceptance of such conversion and subscription by its signature on the Conversion Securities subscription agreement (if any, and if none, then as Borrower shall otherwise specify).

     (iv) Mechanics and Effect of Conversion. No fractional shares of Conversion Securities shall be issued upon conversion of this Note. In lieu of Borrower issuing any fractional shares to Holder upon conversion, Borrower shall pay to Holder the amount of outstanding principal that is not so converted, such payment to be in the form provided below. Upon (or together with) noticed conversion of this Note, Holder shall surrender this Note, duly endorsed, at the principal office of Borrower, together with the Conversion Securities Documents, as described above. At its expense, as soon as practicable thereafter, Borrower shall issue and deliver to Holder a certificate(s) for the number of shares of such Conversion Securities to which Holder shall be entitled upon such conversion (bearing such legends as are required by the Conversion Securities Documents and any applicable federal and state securities laws), together with any cash in lieu of fractional shares or other securities or property to which Holder is entitled upon conversion under the terms of this Note, including a check payable to Holder for any cash amounts due hereunder. Upon conversion of this Note, Borrower shall be deemed to have satisfied and fully forever discharged all of its obligations hereunder, including, without limitation, the obligation of repayment of the Indebtedness and this Note and all Indebtedness evidenced hereby shall immediately be terminated and fully satisfied without further action by any of the parties hereto and without further rights and obligations on the part of Borrower.

     (d) Acknowledgement by Holder. Holder hereby represents and warrants to Borrower that Holder has sufficient knowledge and experience of financial and business matters so that Holder is able to evaluate the merits and risks of purchasing the Note and Holder has had substantial experience in previous private and public purchases of securities. Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D under the Act.

     3.     Event  of  Default.
            ------------------

          Any of the following shall constitute an "Event of Default" under this
                                                    ----------------
Note,  and  shall  give  rise  to  the  remedies  provided  in Section 4 herein:

     (a) The failure by the Borrower to pay or otherwise to satisfy when due, as contemplated in Section 2, the Indebtedness or the Conversion Option, as the case may be;

     (b) If the Borrower: (i) admits in writing its inability to pay generally its debts as they mature; (ii) makes a general assignment for the benefit of creditors; (iii) is adjudicated a bankrupt or insolvent; (iv) files a voluntary petition in bankruptcy; (v) takes advantage, as against its creditors, of any bankruptcy law or statute of the United States of America or any state or subdivision thereof now or hereafter in effect; (vi) has a petition or proceeding filed against it under any provision of any bankruptcy or insolvency law or statute of the United States of America or any state or subdivision thereof, which petition or proceeding is not dismissed within thirty (30) days after the date of the commencement thereof; (vii) has a receiver, liquidator, trustee, custodian, conservator, sequestrator or other such person appointed by any court to take charge of its affairs or assets or business and such appointment is not vacated or discharged within thirty (30) days thereafter; or
(viii)  takes  any  action  in  furtherance  of  any  of  the  foregoing;  or

     (c) Any merger, liquidation, dissolution or winding up of the Borrower or its business or any sale of all or substantially all of Borrower's capital stock or assets; provided, however, the merger or sale of Borrower with a successor entity that acknowledges and expressly assumes in writing Borrower's obligations hereunder shall not be considered an "Event of Default" for purposes hereof.

     4.     Remedies  on  Default.   If  any Event of Default shall occur and be
            ---------------------
continuing for a period of fifteen (15) business days after notice from Holder, Holder shall, in addition to any and all other available rights and remedies, have the right, at Holder's option unless such Event of Default shall have been cured or waived in writing by Holder (which waiver shall not be deemed to be a waiver of a subsequent default), to: (a) declare the entire unpaid principal balance of this Note, together with all interest accrued thereon at the rate hereinbefore specified to the date of said Event of Default and, thereafter at the rate of fifteen percent (15%) per annum (or the maximum allowable by law) and all other sums due by Borrower hereunder, to be immediately due and payable; and (b) pursue any and all available remedies for the collection of such principal and interest to enforce its rights as described herein; and in such case Holder may also recover all costs of suit and other expenses in connection therewith, including reasonable attorney's fees for collection and the right to equitable relief (including, but not limited to, injunctions) to enforce Holder's rights as set forth herein.

     5.     Certain  Waivers.  Except  as  otherwise  expressly provided in this
            ----------------
Note, the Borrower hereby waives diligence, demand, presentment for payment, protest, dishonor, nonpayment and default with respect to the Indebtedness evidenced hereby. The Borrower hereby expressly agrees that this Note, or any payment hereunder, may be extended, modified or subordinated (by forbearance or otherwise) from time to time, without in any way affecting the liability of the Borrower.

     6.     Waivers  and Amendments; Cumulative Remedies.  Neither any provision
            --------------------------------------------
of this Note nor any performance hereunder may be amended or waived orally, but only by an agreement in writing and signed by the party against whom enforcement of any waiver, change, modification or discharge is sought. No right or remedy conferred upon the parties under this Note is intended to be exclusive of any other right or remedy contained herein or in any instrument or document delivered in connection herewith, and every such right or remedy shall be cumulative and shall be in addition to every other such right or remedy contained herein and/or now or hereafter existing at law or in equity or otherwise.

     7.     Governing  Law.  This  Note  shall  be  deemed to be a contract made
            --------------
under the laws of the State of Florida and shall be governed by, and construed in accordance with, the laws of the State of Florida, without giving effect to the principles of conflicts of law.

     8.     Consent  to  Jurisdiction  and  Service of Process.  The Borrower by
            --------------------------------------------------
execution, and Holder by acceptance, hereof each consent to the jurisdiction of any federal district court in the State of Florida having competent jurisdiction. The Borrower waives personal service of any summons, complaint or other process in connection with any such action or proceeding and agrees that service thereof may be made, as the Holder may elect, by certified mail directed to the Borrower at the location provided for in Section 10 hereof, or, in the alternative, in any other form or manner permitted by law.

      9. Additional Documents. From time to time Holder will execute and deliver
       ----------------------
to Borrower such additional instruments as Borrower may reasonably request to effectuate the purposes of this Note.

     10.     Notices.  All  notices  and  other  communications  required  or
             -------
permitted hereunder shall be in writing and shall be mailed by United States first-class mail, postage prepaid, or delivered personally by hand or by nationally recognized overnight courier or sent via facsimile addressed to:

                            If  to  Borrower:

                               Emagisoft  Technologies,  Inc.
                               405  Central  Avenue
                               Second  Floor
                               St.  Petersburg,  Florida  33701
                               Attn:  Kyle  E.  Jones,  President
                               Facsimile:  (727)  822-7858

                            If  to  Holder:

                               Richard  From
                               -------------
                               5413  Sandpiper  Court
                               ----------------------
                               Rocklin,  CA  95765
                               -------------------
                               Facsimile:  (916)  772-8118
                                           ---------------

or at such other address as shall have been furnished to the other party in writing. All such notices and other written communications shall be effective
(i) if mailed, five (5) days after mailing, (ii) if delivered, upon delivery, and (iii) if sent via facsimile, upon confirmation of receipt.

     11.     Wiring  Instructions.  Any amount wired to Borrower hereunder shall
             --------------------
be  wired  in  accordance  with  the  following  wiring  instructions:

          Bank  Name:          Nations  Bank  -  Bank  of  America
          Account  Name:       Emagisoft  Technologies,  Inc.
          Account  Number:     xxxxxxxxxxxxx
          Routing  number:     xxxxxxxxxx

     12.     Severability.  If  any  provision  of  this  Note  is prohibited or
             ------------
unenforceable in any jurisdiction, it shall be ineffective in such jurisdiction only to the extent of such prohibition or unenforceability, and such prohibition or unenforceability shall not invalidate the balance of such provision to the extent it is not prohibited or unenforceable nor the remaining provisions hereof, nor render unenforceable such provision in any other jurisdiction.
13.     Assignment.  This  Note  shall  inure  to  the  benefit of, and shall be
        ----------
binding upon, Borrower and Holder and their respective successors and permitted assigns. Neither party hereto may assign any of its rights or obligations hereunder without the prior written consent of the other party.
     14.     Treatment  of  this  Note.  To  the  extent  permitted by generally
             -------------------------
accepted accounting principles, Borrower will treat, account and report the Note as debt and not equity for accounting purposes and with respect to any returns filed with federal, state or local tax authorities.
     15.     Facsimile.  Any  facsimile  signature  of  any  party  hereto shall
             ---------
constitute  a  legal,  valid  and  binding  execution  hereby  by  such  party.
     16.     No  Stockholder  Rights.  Nothing  contained  in this Note shall be
             -----------------------
construed as conferring upon Holder or any other person the right to vote or to consent or to receive notice as a stockholder in respect of meeting of stockholders for the election of directors of Borrower or any other matters or any rights whatsoever as a stockholder of Borrower; and no dividends or interest shall be payable or accrued in respect of this Note or the interest represented hereby or the Conversion Securities obtainable hereunder until, and only to the extent that, this Note shall have been converted.
     17.     Jury  Trial.  Borrower,  by  execution,  and  Holder by acceptance,
             -----------
hereof hereby waive all right to a trial by jury in any litigation relating to this Note and each document incident thereto.
     IN WITNESS WHEREOF, the undersigned has executed and delivered this Note on and as of the date first set forth above.

                            EMAGISOFT  TECHNOLOGIES  INC.,  A  FLORIDA
                            CORPORATION,  AS  BORROWER

                            By:    /s/  Kyle  E.  Jones
                                   --------------------

                            Name:  Kyle  E.  Jones
                                   --------------------

                            Title: President/CEO
                                   -------------

                                     NOTE NO. 3
                                     ----------

                                CONVERTIBLE NOTE
                                ----------------


THIS NOTE AND PREFERRED STOCK ISSUABLE UPON ANY CONVERSION HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY APPLICABLE STATE SECURITIES LAWS. THIS NOTE AND THE PREFERRED STOCK ISSUED UPON CONVERSION HEREOF HAVE BEEN ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE, AND MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE NOTE OR SUCH PREFERRED STOCK UNDER SUCH ACT AND APPLICABLE LAWS OR SOME OTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT AND APPLICABLE LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE BORROWER THAT SUCH REGISTRATION IS NOT REQUIRED.



                                CONVERTIBLE NOTE
                                ----------------

$260,000.00
-----------
April 10,  2000
      --

     FOR VALUE RECEIVED, the undersigned, EMAGISOFT TECHNOLOGIES, INC., a Florida corporation (the "Borrower" or the "Company"), hereby promises to pay to
                          --------          -------
the  order  of  RICHARD  &  ALICIA  FROM  (together  with  his  heirs,  personal
                ------------------------
representatives, successors and assigns, and any such bearer, being hereinafter referred to collectively as "Holder"), at such times and in such amounts as
                                 ------
described  herein  (the "Note"), the principal sum of TWO HUNDRED SIXTY THOUSAND
                         ----                         --------------------------
DOLLARS ($260,000.00), together with interest thereon at the rate set forth herein (the "Loan"); provided, however, that in lieu of repayment of the Loan,
               ----
and in full satisfaction as set forth in Section 2 hereof, Borrower may render the performance described, and otherwise satisfy the terms and conditions set forth in Section 2 hereof, such that Borrower shall be deemed to have rendered full performance of its obligations hereunder and this Note, and the indebtedness evidenced hereby, shall thereupon be terminated, void and of no further force or effect upon a conversion of the indebtedness into Conversion Securities, as defined, and as further described in Section 2. Holder shall advance Borrower the principal of such Loan in a single payment. For purposes of this Note, "Borrower" shall mean all successors in interest and assignees, including, without limitation, pursuant to a merger, consolidation, reorganization, recapitalization or other similar restructuring event (collectively, a "Reorganization"), and all endorsers, sureties and guarantors
                    --------------
and  any  other  person  liable  or  to  become liable with respect to the Loan.

     1.     Interest  Rate.     Interest  shall  accrue  on  the  outstanding
            --------------
principal balance of this Note from and after the date hereof at the rate of eight percent (8%) per annum, except upon default and then at a higher rate of interest as provided below, provided, however, that all outstanding accrued and unpaid interest shall be immediately due and payable upon the effective date of conversion of this Note. Interest shall be calculated on the basis of a 360-day year, and shall be charged on the principal outstanding from time to time for the actual number of days elapsed.

     2.     Payment  of  Principal  and  Interest;  Conversion  Option.
            ----------------------------------------------------------

          (a) Payment of Principal and Interest. Subject to Holder's election to convert the Indebtedness (defined below) evidenced hereby into such number of shares of Conversion Securities (defined below) as described below in lieu of repayment of the Indebtedness as provided in this Section 2, Borrower shall pay the entire outstanding principal balance under this Note, together with all accrued and unpaid interest thereon (collectively, the "Indebtedness"),
                                                                 ------------
at anytime, in the Borrower's sole discretion, on or before the earlier of (i) one (1) year from the date hereof or (ii) thirty (30) days following the closing of the first firm commitment, underwritten public offering of the Company's common stock, par value $0.0001 per share (the "Common Stock") pursuant to an
                                                   ------------
effective registration statement under the Securities Act of 1933, as amended (the "Act"), raising gross proceeds to the Company of at least $15,000,000 (an
       ---
"IPO")  (in  either  case,  the "Maturity Date") (the entire term, from the date
 ---                             ---------------
hereof  until  maturity,  hereinafter referred to as the "Loan Term"); provided,
                                                          ---------
however, that at any time prior to the earlier of (A) Borrower's repayment of the Indebtedness or (B) the Maturity Date, if Holder so elects in accordance with subparagraph (c) below, the Borrower may satisfy its obligations hereunder by issuing and delivering to Holder such number of duly authorized, validly issued, fully paid and non-assessable shares of Conversion Securities as shall be equal to the entire outstanding Indebtedness evidenced by this Note, divided by $3.60 (the "Conversion Formula"). For the purposes hereof, "Conversion
                  -------------------                                 ----------
Securities"  shall  mean  shares  of the Company's Series A preferred stock, par
----------
value  $0.0001  per  share  (the  "Preferred  Stock")  offered by the Company to
                                   ----------------
outside  investors  in  a  private  offering.

     (b) Conversion. Holder shall, in Holder's sole discretion, at anytime prior to the earlier of (i) Borrower's repayment of the Indebtedness or (ii) the Maturity Date, have the right to convert the Indebtedness (in whole and not in part)  evidenced hereby (the "Conversion Option") into such number of Conversion
                              -----------------
Securities in accordance with the Conversion Formula described above and the conversion procedure described below.

(c)     Conversion  Procedure.

     (i) Before Holder shall be entitled to exercise the Conversion Option, Borrower shall give to Holder any necessary subscription documents, including a subscription agreement, accredited investor questionnaire (in each case, if any),  Investors  Rights  Agreement,  or other documents ("Conversion Securities
                                                           ---------------------
Documents").  If  at  anytime  following  the  date of receipt of any Conversion
---------
Securities  Documents,  but  prior to the earlier of (A) Borrower's repayment of
   -
the Indebtedness or (B) the Maturity Date, Holder intends to accept the Conversion Option, Holder shall provide Borrower with written notice (the "Holder Notice") by first class mail, postage prepaid, or by express overnight
      ---------
courier indicating Holder's intent to accept the Conversion Option. For purposes hereof, all such notices and other written communications shall be effective (x) if mailed, five (5) days after mailing, (y) if delivered, upon delivery and (z) if sent via facsimile, upon confirmation of receipt.

     (ii)     If  Holder  informs  the Borrower that Holder elects not to accept
                                                                   ---
the Conversion Option, the terms and provisions of the Note, and the rights and responsibilities thereunder, shall remain in full force and effect.

     (iii) If Holder elects to accept the Conversion Option, then together with the delivery of the Holder Notice, or as soon as practicable after delivery thereof (and in any event prior to the stated closing of the offering of Conversion Securities, if any), Holder shall execute and deliver to Borrower any necessary Conversion Securities Documents prepared by the Borrower in connection with the offering of such Conversion Securities. Upon receipt of duly executed Conversion Securities Documents (which, among other things, reaffirms Holder's "accredited investor" status), Borrower shall as promptly as practicable thereafter issue and deliver to Holder a certificate(s) for the number of shares of Conversion Securities to which Holder shall be entitled as aforesaid. The person(s) entitled to receive the shares of Conversion Securities issuable upon such conversion of the Note shall be treated for all purposes as the record holder or holders of such shares of Conversion Securities as of the date of Borrower's acceptance of such conversion and subscription by its signature on the Conversion Securities subscription agreement (if any, and if none, then as Borrower shall otherwise specify).

     (iv) Mechanics and Effect of Conversion. No fractional shares of Conversion Securities shall be issued upon conversion of this Note. In lieu of Borrower issuing any fractional shares to Holder upon conversion, Borrower shall pay to Holder the amount of outstanding principal that is not so converted, such payment to be in the form provided below. Upon (or together with) noticed conversion of this Note, Holder shall surrender this Note, duly endorsed, at the principal office of Borrower, together with the Conversion Securities Documents, as described above. At its expense, as soon as practicable thereafter, Borrower shall issue and deliver to Holder a certificate(s) for the number of shares of such Conversion Securities to which Holder shall be entitled upon such conversion (bearing such legends as are required by the Conversion Securities Documents and any applicable federal and state securities laws), together with any cash in lieu of fractional shares or other securities or property to which Holder is entitled upon conversion under the terms of this Note, including a check payable to Holder for any cash amounts due hereunder. Upon conversion of this Note, Borrower shall be deemed to have satisfied and fully forever discharged all of its obligations hereunder, including, without limitation, the obligation of repayment of the Indebtedness and this Note and all Indebtedness evidenced hereby shall immediately be terminated and fully satisfied without further action by any of the parties hereto and without further rights and obligations on the part of Borrower.

     (d) Acknowledgement by Holder. Holder hereby represents and warrants to Borrower that Holder has sufficient knowledge and experience of financial and business matters so that Holder is able to evaluate the merits and risks of purchasing the Note and Holder has had substantial experience in previous private and public purchases of securities. Holder is an "accredited investor" as that term is defined in Rule 501 of Regulation D under the Act.

     3.     Event  of  Default.
            ------------------

          Any of the following shall constitute an "Event of Default" under this
                                                    ----------------
Note,  and  shall  give  rise  to  the  remedies  provided  in Section 4 herein:

     (a) The failure by the Borrower to pay or otherwise to satisfy when due, as contemplated in Section 2, the Indebtedness or the Conversion Option, as the case may be;

     (b) If the Borrower: (i) admits in writing its inability to pay generally its debts as they mature; (ii) makes a general assignment for the benefit of creditors; (iii) is adjudicated a bankrupt or insolvent; (iv) files a voluntary petition in bankruptcy; (v) takes advantage, as against its creditors, of any bankruptcy law or statute of the United States of America or any state or subdivision thereof now or hereafter in effect; (vi) has a petition or proceeding filed against it under any provision of any bankruptcy or insolvency law or statute of the United States of America or any state or subdivision thereof, which petition or proceeding is not dismissed within thirty (30) days after the date of the commencement thereof; (vii) has a receiver, liquidator, trustee, custodian, conservator, sequestrator or other such person appointed by any court to take charge of its affairs or assets or business and such appointment is not vacated or discharged within thirty (30) days thereafter; or
(viii)  takes  any  action  in  furtherance  of  any  of  the  foregoing;  or

     (c) Any merger, liquidation, dissolution or winding up of the Borrower or its business or any sale of all or substantially all of Borrower's capital stock or assets; provided, however, the merger or sale of Borrower with a successor entity that acknowledges and expressly assumes in writing Borrower's obligations hereunder shall not be considered an "Event of Default" for purposes hereof.

     4.     Remedies  on  Default.   If  any Event of Default shall occur and be
            ---------------------
continuing for a period of fifteen (15) business days after notice from Holder, Holder shall, in addition to any and all other available rights and remedies, have the right, at Holder's option unless such Event of Default shall have been cured or waived in writing by Holder (which waiver shall not be deemed to be a waiver of a subsequent default), to: (a) declare the entire unpaid principal balance of this Note, together with all interest accrued thereon at the rate hereinbefore specified to the date of said Event of Default and, thereafter at the rate of fifteen percent (15%) per annum (or the maximum allowable by law) and all other sums due by Borrower hereunder, to be immediately due and payable; and (b) pursue any and all available remedies for the collection of such principal and interest to enforce its rights as described herein; and in such case Holder may also recover all costs of suit and other expenses in connection therewith, including reasonable attorney's fees for collection and the right to equitable relief (including, but not limited to, injunctions) to enforce Holder's rights as set forth herein.

     5.     Certain  Waivers.  Except  as  otherwise  expressly provided in this
            ----------------
Note, the Borrower hereby waives diligence, demand, presentment for payment, protest, dishonor, nonpayment and default with respect to the Indebtedness evidenced hereby. The Borrower hereby expressly agrees that this Note, or any payment hereunder, may be extended, modified or subordinated (by forbearance or otherwise) from time to time, without in any way affecting the liability of the Borrower.

     6.     Waivers  and Amendments; Cumulative Remedies.  Neither any provision
            --------------------------------------------
of this Note nor any performance hereunder may be amended or waived orally, but only by an agreement in writing and signed by the party against whom enforcement of any waiver, change, modification or discharge is sought. No right or remedy conferred upon the parties under this Note is intended to be exclusive of any other right or remedy contained herein or in any instrument or document delivered in connection herewith, and every such right or remedy shall be cumulative and shall be in addition to every other such right or remedy contained herein and/or now or hereafter existing at law or in equity or otherwise.

     7.     Governing  Law.  This  Note  shall  be  deemed to be a contract made
            --------------
under the laws of the State of Florida and shall be governed by, and construed in accordance with, the laws of the State of Florida, without giving effect to the principles of conflicts of law.

     8.     Consent  to  Jurisdiction  and  Service of Process.  The Borrower by
            --------------------------------------------------
execution, and Holder by acceptance, hereof each consent to the jurisdiction of any federal district court in the State of Florida having competent jurisdiction. The Borrower waives personal service of any summons, complaint or other process in connection with any such action or proceeding and agrees that service thereof may be made, as the Holder may elect, by certified mail directed to the Borrower at the location provided for in Section 10 hereof, or, in the alternative, in any other form or manner permitted by law.

9.     Additional  Documents.  From time to time Holder will execute and deliver
       ---------------------
to Borrower such additional instruments as Borrower may reasonably request to effectuate the purposes of this Note.

     10.     Notices.  All  notices  and  other  communications  required  or
             -------
permitted hereunder shall be in writing and shall be mailed by United States first-class mail, postage prepaid, or delivered personally by hand or by nationally recognized overnight courier or sent via facsimile addressed to:

                            If  to  Borrower:

                               Emagisoft  Technologies,  Inc.
                               405  Central  Avenue
                               Second  Floor
                               St.  Petersburg,  Florida  33701
                               Attn:  Kyle  E.  Jones,  President
                               Facsimile:  (727)  822-7858

                            If  to  Holder:

                               Richard  &  Alicia  From
                               ------------------------
                               5413  Sandpiper  Court
                               ----------------------
                               Rocklin,  CA  95765
                               -------------------
                               Facsimile:  (916)  772-8118
                                           ---------------

or at such other address as shall have been furnished to the other party in writing. All such notices and other written communications shall be effective
(i) if mailed, five (5) days after mailing, (ii) if delivered, upon delivery, and (iii) if sent via facsimile, upon confirmation of receipt.

     11.     Wiring  Instructions.  Any amount wired to Borrower hereunder shall
             --------------------
be  wired  in  accordance  with  the  following  wiring  instructions:

          Bank  Name:          Nations  Bank  -  Bank  of  America
          Account  Name:       Emagisoft  Technologies,  Inc.
          Account  Number:     xxxxxxxxxxxx
          Routing  number:     xxxxxxxxxxxx

     12.     Severability.  If  any  provision  of  this  Note  is prohibited or
             ------------
unenforceable in any jurisdiction, it shall be ineffective in such jurisdiction only to the extent of such prohibition or unenforceability, and such prohibition or unenforceability shall not invalidate the balance of such provision to the extent it is not prohibited or unenforceable nor the remaining provisions hereof, nor render unenforceable such provision in any other jurisdiction.
13.     Assignment.  This  Note  shall  inure  to  the  benefit of, and shall be
        ----------
binding upon, Borrower and Holder and their respective successors and permitted assigns. Neither party hereto may assign any of its rights or obligations hereunder without the prior written consent of the other party.
     14.     Treatment  of  this  Note.  To  the  extent  permitted by generally
             -------------------------
accepted accounting principles, Borrower will treat, account and report the Note as debt and not equity for accounting purposes and with respect to any returns filed with federal, state or local tax authorities.
     15.     Facsimile.  Any  facsimile  signature  of  any  party  hereto shall
             ---------
constitute  a  legal,  valid  and  binding  execution  hereby  by  such  party.
     16.     No  Stockholder  Rights.  Nothing  contained  in this Note shall be
             -----------------------
construed as conferring upon Holder or any other person the right to vote or to consent or to receive notice as a stockholder in respect of meeting of stockholders for the election of directors of Borrower or any other matters or any rights whatsoever as a stockholder of Borrower; and no dividends or interest shall be payable or accrued in respect of this Note or the interest represented hereby or the Conversion Securities obtainable hereunder until, and only to the extent that, this Note shall have been converted.
     17.     Jury  Trial.  Borrower,  by  execution,  and  Holder by acceptance,
             -----------
hereof hereby waive all right to a trial by jury in any litigation relating to this Note and each document incident thereto.
     IN WITNESS WHEREOF, the undersigned has executed and delivered this Note on and as of the date first set forth above.

                            EMAGISOFT  TECHNOLOGIES  INC.,  A  FLORIDA
                            CORPORATION,  AS  BORROWER

                            By:    /s/  Kyle  E.  Jones
                            --------------------------------------

                            Name:  Kyle  E.  Jones
                                   -------------------------------
                            Title: President/CEO
                                   -------------------------------

                                                               EXHIBIT NO.  10.5

                        EMAGISOFT  TECHNOLOGIES,  INC.
                     1999  EMPLOYEE  STOCK  OPTION  PLAN


1.     PURPOSES.

     The purpose of the Emagisoft Technologies, Inc. 1999 Employee Stock Option Plan (the "Plan") is to foster and promote the long-term financial success of the Company and materially increase shareholder value by (a) motivating
                                                                   -
superior  performance  by  means  of  performance-related  incentives,  (b)
                                                                         -
encouraging  and  providing  for the acquisition of an ownership interest in the
Company  by  Employees  and  (c)  enabling the Company to attract and retain the
                              -
ser-vices of an outstanding management team upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

2.     DEFINITIONS.

(a)     Certain  Definitions.  Capitalized  terms used herein without definition
        --------------------
shall  have  the  respective  meanings  set  forth  below:

"Act"  means  the  Securities  Exchange  Act  of  1934,  as  amended.
 ---

"Board"  means  the  Board  of  Directors  of  the  Company.
 -----

"Cause"  means  (i)  the  willful  failure by the Participant (other than due to
 -----           -
physical or mental illness) to perform substantially his duties as an employee of the Company or any Subsidiary after reasonable notice to the Participant of such failure, (ii) the Participant's engaging in serious misconduct that is injurious to the Company or any Subsidiary, (iii) the Participant's having been convicted of, or entered a plea of guilty or nolo contendere to, a crime that constitutes a felony or a misdemeanor if such misdemeanor involves moral turpitude or affects the Company or any Subsidiary or (iv) the breach by the Participant of any written covenant or agreement with the Company or any Subsidiary not to disclose any information pertaining to the Company or any Subsidiary or not to compete or interfere with the Company or any Subsidiary.

"Change  in  Control"  means the occurrence of any of the following events:
 -------------------

(i)     the  members  of  the  Board  at  the  beginning  of  any  consecutive twenty-four  calendar  month  period  (the  "Incumbent Directors") cease for any
                                             -------------------
reason to constitute at least a majority of the members of the Board, provided that any director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the members of the Board then still in office who were members of the Board at the beginning of such twenty-four calendar month period other than as a result of a proxy contest, or any agreement arising out of an actual or threatened proxy contest, shall be treated as an Incumbent Director; or

(ii) any "person," including a "group" (as such terms are used in Sections 13(d) and 14(d)(2) of the Act, but excluding the Company, any Subsidiary or any employee benefit plan of the Company or any Subsidiary is or becomes the "beneficial owner" (as defined in Rule 13(d)(3) under the Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities; or

(iii)     the  stockholders  of the Company shall approve a definitive agreement
(A)  for  the  merger  or other business combination of the Company with or into
 -
another corporation, a majority of the directors of which were not directors of the Company immediately prior to the merger and in which the stock-holders of the Company immediately prior to the effective date of such merger own a percentage of the voting power in such corporation that is less than one-half of the percentage of the voting power they owned in the Company immediately prior to such transaction or (B) for the sale or other disposition of all or
                            -
substantially all of the assets of the Company to any other entity; provided, in
                                                                    --------
each  case,  that  such  transaction  shall  have  been  consummated;  or

(iv) the purchase of Stock pursuant to any tender or exchange offer made by any "person," including a "group" (as such terms are used in Sections 13(d) and 14(d)(2) of the Act), other than the Company, any Subsidiary, or an employee benefit plan of the Company or any Subsidiary, for 20% or more of the Stock of the Company.

Notwithstanding the foregoing, a "Change in Control" shall not be deemed to occur in the event the Company files for bankruptcy, liquidation or reorganization under the United States Bankruptcy Code.

"Change  in Control Price" means the highest price per share of Stock offered in
 ------------------------
conjunction with any transaction resulting in a Change in Control (as determined in good faith by the Committee if any part of the offered price is payable other than in cash) or, in the case of a Change in Control occurring solely by reason of a change in the composition of the Board, the highest Fair Market Value of the Stock on any of the 30 trading days immediately preceding the date on which a Change in Control occurs.

"Code"  means  the  Internal  Revenue  Code  of  1986,  as  amended.
 ----

"Committee"  means  the  Compensation  Commit-tee  of  the  Board  or such other
 ---------
committee as the Board may from time to time designate to administer the Plan (or in the absence of any such designation, the Board), provided that following the Merger or an IPO, any such committee shall consist of two or more members, each of whom shall be a "Non-Employee Director" within the meaning of Rule 16b-3, as promulgated under the Act.

"Company"  means  Emagisoft  Technologies,  Inc., a Florida corporation, and any
 -------
successor  thereto.

"Disability" means, unless otherwise determined by the Committee with respect to
 ----------
a particular Option, disability of the Participant within the meaning of any long-term disability plan maintained by the Company.

"Employee"  means  any  employee  of  the  Company  or  any  Subsidiary.
 --------

"Fair  Market  Value"  means, on any date, (i) prior to the Merger or an IPO, as
 -------------------                        -
determined and established by the Committee based on such relevant facts, which may include opinions of "independent experts," or annual appraisals of the fair market value of the Company as may be available to the Committee, and (ii) following the Merger or an IPO, the closing price of the Stock on a national securities exchange -(or on such other recognized quotation system on which the trading prices of the Stock are quoted at the relevant time) on such date, provided that in the event that there are no Stock transactions reported on such exchange (or such other system) on such date, Fair Market Value shall mean the closing price on the immediately pre-ceding date on which Stock transactions were so reported.

"IPO"  means  an  initial  public  offering  of  the  Company's  Stock.
 ---

"Merger"  means the merger transaction pursuant to which the Corporation will be
 ------
merged with and into Manatee American Financial Corporation, a Florida corporation, in accordance with a Plan of Merger adopted by the Board of Directors and Stockholders of the Corporation.

"Option"  means  the  right  to purchase Stock at a stated price for a specified
 ------
period  of  time.  For  purposes  of  the  Plan,  an Option may be either (i) an

"Incentive  Stock Option" (ISO) within the meaning of Section 422 of the Code or
 -----------------------
(ii)  a  "Non--statutory  Stock  Option"  (NSO).  Unless  the  Committee  shall
 --
otherwise specify at the time of grant, any Option granted hereunder shall be a Non-statutory Stock Option.

"Participant"  means  any  Employee  designated  by  the Committee to receive an
 -----------
Option  under  the  Plan.

"Retirement"  means  termination  of  a Participant's employment on or after the
 ----------
normal retirement date or, with the Committee's approval, on or after any early retirement date established under any retirement plan maintained by the Company, or any Subsidiary in which the Participant participates.

"Stock"  means the [Class A] common stock of the Company, par value [$.0001] per
 -----
share.

"Subsidiary"  means  any  corporation  in  which  the  Company owns, directly or
 ----------
indirectly, stock representing 50% or more of the voting power of all classes of stock entitled to vote and any other business organization, regardless of form, in which the Company possesses directly or indirectly 50% or more of the total combined equity interests in such organization.

(b)     Gender  and  Number.  Except  when  otherwise  indicated by the context,
        -------------------
words in the masculine gender used in the Plan shall include the feminine gender, the singular shall include the plural, and the plural shall include the singular.

3.     POWERS  OF  THE  COMMITTEE

The Committee shall be responsible for the administration of the Plan, including, without limitation, determining which Employees receive Options, what kind of Options are granted under the Plan and for what number of shares, and the other terms and conditions of each such Option. The Committee may establish different terms and conditions for different types of Options, for different Participants receiving the same type of Option and for the same Participant for each Option such Participant may receive, whether or not granted at different times. The Committee shall have the responsibility of construing and interpreting the Plan and of establishing and amending such rules and regulations, as it may deem necessary or desirable for the proper administration of the Plan. Any decision or action taken or to be taken by the Committee, arising out of or in connection with the construction, administration, interpretation and effect of the Plan and of its rules and regulations, shall, to the maximum extent permitted by applicable law, be within its absolute discretion (except as otherwise specifically pro-vided herein) and shall be conclusive and binding upon the Company, all Participants and any person claiming under or through any Participant.

4.     STOCK  SUBJECT  TO  PLAN

(a)     Number.  Subject  to  the provisions of Section 4(b) and (c), the number
        ------
of shares of Stock subject to Options under the Plan may not exceed 500,000 shares of Stock, plus any shares which, after the effective date of the Plan, become available for Options under this Plan in accordance with Section 4(b) below. Without limiting the generality of the foregoing, whenever shares are received by the Company in connection with the exercise of any Option granted under the Plan, only the net number of shares actually issued shall be counted against the foregoing limit. The shares to be delivered under the Plan may consist, in whole or in part, of treasury Stock or authorized but unissued Stock not reserved for any other purpose.

(b)     Canceled, Terminated, or Forfeited Options.  Any shares of Stock subject
        ------------------------------------------
to any Option granted hereunder which for any reason is canceled, terminated or otherwise settled without the issuance of any Stock shall be available for further Options under the Plan.

(c)     Adjustment  in  Capitalization.  In  the  event of any Stock dividend or
        ------------------------------
Stock split, re-capitalization (including, without limitation, the payment of an extraordinary cash dividend), merger, consolidation, combination, spin-off, distribution of assets to stockholders, exchange of shares, or other similar corporate change or other similar event that affects the Stock such that an adjustment is required to preserve, or to prevent enlargement of, the benefits or potential benefits made available under this Plan, then the Committee shall, in such manner as the Committee shall deem equitable, adjust any or all of (i)
                                                                              --
the number and kind of shares which thereafter may be optioned and sold under the Plan (including, without termination, adjusting the limits on the number and types of Options that may be made under the Plan), (ii) the number and kinds of
                                                     --
shares  subject to outstanding Options and (iii) the exercise price with respect
                                            ---
to any of the foregoing. Additionally, the Committee may make pro-visions for a cash payment to a Participant or a person who has an outstanding Option.
However, the number of shares subject to any Option shall always be a whole number.

5.     STOCK  OPTIONS

     (a)     Grant  of  Options.  Options may be granted to Participants at such
             ------------------
time or times as shall be deter-mined by the Committee. Options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii)
                                      -                                    --
Non-statutory  Stock  Options, provided that no  Incentive Stock Option shall be
                               --------
granted  to  any  Employee  who  is not eligible to receive such an Option under
Section 422 of the Code and the regulations thereunder. The Committee shall have complete discretion in deter-mining the number of Options, if any, to be granted to a Participant. Without limiting the foregoing, the Commit-tee may grant Options containing provisions for the issuance to the Participant, upon exercise of such Option and payment of the exercise price therefor with previously owned shares of Stock, of an additional Option for the number of shares so delivered. Each Option shall be evidenced by an Option agreement that shall specify the type of Option granted, the exercise price, the duration of the Option, the number of shares of Stock to which the Option pertains, and such other terms and conditions not inconsistent with the Plan as the Committee shall determine.

(b)     Option  Price.  Unless otherwise determined by the Committee at the time
        -------------
of grant, Options granted pursuant to the Plan shall have an exercise price which is not less than the Fair Market Value of a share of Stock on the date the Option is granted.

(c)     Exercise  of  Options.  Options  awarded  under  the  Plan  shall  be
        ---------------------
exercisable at such times and shall be subject to such restrictions and conditions including the performance of a minimum period of service or the satisfaction of performance goals, as the Commit-tee may impose, either at or after the time of grant of such Options; provided that no Option shall be
                                                -------------
exercisable for more than 10 years after the date on which it is granted. No Option shall be exercisable, and shall be deemed terminated and cancelled, if it is not exercised during the periods set forth in this Plan and the Option.

(d)     Payment.   The  Committee  shall  establish  procedures  governing  the
        -------
exercise of Options. No shares shall be delivered pursuant to any exercise of an Option unless arrangements satisfactory to the Committee have been made to assure full payment of the option price therefor. Without limiting the generality of the foregoing, the Committee may provide, on such terms and conditions as the Committee determines appropriate, that payment of the option price may be made (i) in cash or its equivalent, (ii) by exchanging shares of
                     -                               --
Stock owned by the optionee (which are not the subject of any pledge or other security interest), (iii) through an arrangement with a broker approved by the
                       ---
Company whereby payment of the exercise price is accomplished with the proceeds of the sale of Stock or (iv) by any combination of the fore-going, provided that
                         --                                        -------------
the combined value of all cash and cash equivalents paid and the Fair Market Value of any such Stock so tendered to the Company, valued as of the date of such tender, is at least equal to such option price.

(e)     Termination  of  Employment  Due  to  Death,  Disability  or Retirement.
        -----------------------------------------------------------------------
Unless otherwise determined by the Committee at the time of grant, in the event a Participant's employment terminates by reason of death, Disability or Retirement, any Options granted to such Participant which are exercisable at the date of his or her death, Disability or Retirement may be exercised at any time prior to the earlier of the expiration of the term of the Options or within six
(6) months (or such other period as the Committee shall determine at the time of grant) following the Participant's termination of employment. Unless otherwise determined by the Committee at the time of grant, any Options, which have not become exercisable in accordance with the terms thereof, shall be cancelled upon the Participant's termination of employment.

(f)     Termination  of  Employment  for  Any  Other  Reason.  Unless  otherwise
        ----------------------------------------------------
determined  by  the  Committee  at  or after the time of grant, in the event the employment of the Participant shall terminate for any reason other than those described in Section 5(e), any Options granted to such Participant which are exercisable at the date of the Participant's termination of employment shall be exercisable at any time prior to the earlier of the expiration of the term of the Options or within six (6) months (or such other period as the Committee shall determine at the time of grant) following the Participant's termination of employment (any Options which have not become exercisable in accordance with the terms thereof shall be cancelled upon the Participant's termination of employment); provided that, if a Participant's employment is terminated for
              --------------

Cause, all Options granted to such Participant which are exercisable at the date of the Participant's termination of employment shall be exercisable at any time prior to the earlier of the expiration of the term of the Options or within sixty (60) days (or such other period as the Committee shall determine at the time of grant) following the Participant's termination of employment (any Options which have not become exercisable in accordance with the terms thereof shall be cancelled upon the Participant's termination of employment).

(g)     Incentive  Stock  Options.  Notwithstanding  anything in the Plan to the
        -------------------------
contrary, no term of this Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be so exercised, so as to disqualify the Plan under Section 422 of the Code.

(h)     Buyout.  The  Committee  may  at  any  time  offer  to buy out an Option
        ------
previously granted for a payment in cash, based on such terms and conditions as the Committee shall establish and communicate to the optionee at the time that such offer is made.

6.     CHANGE  IN  CONTROL

     (a)     Accelerated  Vesting  and  Payment.  Subject  to  the provisions of
             ----------------------------------
Section 6(b) below, in the event of a Change in Control, each Option shall be, at the discretion of the Committee, either canceled in ex-change for a payment in cash of an amount equal to the excess, if any, of the Change in Control Price over the exercise price for such Option, or fully exercisable regardless of the exercise schedule otherwise applicable to such Option.

(b)     Alternative  Options.  Notwithstanding  Section  6(a),  no cancellation,
        --------------------
acceleration of exercisability, vesting, cash settlement or other payment shall occur with respect to any Option if the Committee reasonably determines in good faith prior to the occurrence of a Change in Control that such Option shall be honored or assumed, or new rights substituted therefor (such honored, assumed or substituted option hereinafter called an "Alternative Option"), by a Participant's employer (or the parent or a Subsidiary of such employer) immediately following the Change in Control, provided that any such Alternative Option must:

     (i) provide such Participant (or each Participant in a class of Participants) with rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under such Option, including, but not limited to, an identical or better exercise or vesting schedule and identical or better timing and methods of payment;

     (ii) have substantially equivalent economic value to such Option (determined at the time of the Change in Control);

     (iii) have terms and conditions which provide that in the event that the Participant's employment is involuntarily terminated or constructively terminated, any conditions on a Participant's rights under, or any restrictions on transfer or exercisability applicable to, each such Alternative Option shall be waived or shall lapse, as the case may be.

For this purpose, a constructive termination shall mean a termination by a Participant following a material reduction in the Participant's base salary or a Participant's incentive compensation opportunity or a material reduction
in  the     Participant's  responsibilities,  in  any  such  case  without  the
Participant's  written     consent.

7.     AMENDMENT,  MODIFICATION,  AND  TERMINATION  OF  PLAN

The  Board  at any time may terminate or suspend the Plan, and from time to time may  amend  or  modify  the  Plan,  except  that  no amendment, modification, or
                                    ------------
termination of the Plan shall in any manner adversely affect any Option theretofore granted under the Plan, without the consent of the Participant to whom such Option was granted. Notwithstanding the foregoing, the Board may not increase the total number of shares of Stock subject to the Plan without shareholder approval (except pursuant to Section 4(c)).

8.     MISCELLANEOUS  PROVISIONS

(a)     Non-transferability  of  Options.  Unless the Committee shall permit (on
        --------------------------------
such terms and conditions as it shall establish) an Option to be transferred to a member of the Participant's immediate family or to a trust or similar vehicle for the benefit of such immediate family members (collectively, the "Permitted Transferees"), no Option shall be assignable or transferable except by will or the laws of descent and distribution, and except to the extent required by law, no right or interest of any Participant shall be subject to any lien, obligation or liability of the Participant. All rights with respect to Options granted to a Participant under the Plan shall be exercisable during his life-time only by such Participant or, if applicable, the Permitted Transferees. The rights of a Permitted Transferee shall be limited to the rights conveyed to such Transferee, who shall be subject to and bound by the terms of the agreement or agreements between the Participant and the Company.

(b)     Beneficiary Designation.  Each  Participant under the Plan may from time
        -----------------------
to time name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid or by whom any right under the Plan is to be exercised in case of his death. Each designation will revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee, and will be effective only when filed by the Participant in writing with the Commit-tee during his lifetime. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to or exercised by the Participant's surviving spouse, if any, or otherwise to or by his or her estate.

(c)     No Guarantee of Employment or Participation.  Nothing  in the Plan shall
        --------------------------------------------
interfere with or limit in any way the right of the Company, or any Subsidiary to terminate any Participant's employment at any time, nor to confer upon any Participant any right to continue in the employ of the Company, or any Subsidiary. No Employee shall have a right to be selected as a Participant, or, having been so selected, to receive any future Options.

(d)     Tax  Withholding.  The  Company  shall have the right to deduct from all
        ----------------
amounts paid to a Participant in cash (whether under this Plan or otherwise) any taxes required by law to be withheld in respect of Options under this Plan. No shares shall be issued pursuant to any Option unless and until arrangements satisfactory to the Committee shall have been made to satisfy any withholding tax obligations applicable with respect to such Option. Without limiting the generality of the foregoing, the Company shall have the right to retain, or the Committee may, subject to such terms and conditions as it may establish from time to time, permit Participants to elect to tender, Stock (including Stock issuable in respect of an Option) to satisfy, in whole or in part, the amount required to be withheld.

(e)     Compliance  with  Legal  and  Exchange  Requirements.   The  Plan,  the
        -----------------------------------------------------
granting and exercising of Options thereunder, and the other obligations of the Company under the Plan, shall be subject to all applicable Federal and State laws, rules, and regulations, and to such approvals by any regulatory or governmental agency as may be required. The Company, in its discretion, may postpone the granting and exercising of Options, the issuance or delivery of Stock under any Option or any other action permitted under the Plan to permit the Company, with reasonable diligence, to complete such stock exchange listing or registration or qualification of such Stock or other required action under any Federal or State law, rule, or regulation and may require any Participant to make such representations and furnish such information as it may consider appropriate in connection with the issuance or delivery of Stock in compliance with applicable laws, rules, and regulations. The Company shall not be obligated by virtue of any provision of the Plan to recognize the exercise of any Option or to otherwise sell or issue Stock in violation of any such laws, rules, or regulations; and any postponement of the exercise of any Option under this provision shall not extend the term of such Options, and neither the Company nor its directors or officers shall have any obligation or liability to the Participant with respect to any Option (or Stock issuable there-under) that shall lapse because of such postponement.

(f)     Indemnification.  Each  person who is or shall have been a member of the
        ---------------
Committee or of the Board shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him in connection with or resulting from any claim, action, suit, or proceeding to which he may be made a party or in which he may be involved by reason of any action taken or failure to act under the Plan and against and from any and all amounts paid by him in settlement thereof, with the Company's approval, or paid by him in satisfaction of any judgment in any such action, suit, or proceeding against him, provided he shall give the Company an opportunity, at its own expense, to handle and defend the same before he undertakes to handle and defend it on his own behalf. The foregoing right of indemnification shall not be exclusive and shall be independent of any other rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or By-laws, by con-tract, as a matter of law, or otherwise.

(g)     Effective  Date.  Subject  to  the  approval  of the shareholders of the
        ---------------
Company, the Plan shall be effective on January 3, 2000. No Options may be granted under the Plan after January 3, 2010.

(h)     No  Limitation  on Compensation.  Nothing in the Plan shall be construed
        -------------------------------
to limit the right of the Company to establish other plans or to pay compensation to its employees, in cash or property, in a manner that is not expressly authorized under the Plan.

(i)     Deferrals.  The  Committee  may  postpone the exercising of Options, the
        ---------
issuance or delivery of Stock under any Option or any action permitted under the Plan to prevent the Company or any Subsidiary from being denied a Federal income tax deduction with respect to any Option other than an Incentive Stock Option.

(j)     Governing  Law.  The Plan shall be construed in accordance with and
        --------------
governed by the laws of the State of Florida, without reference to principles of conflict of laws which would require application of the law of another jurisdiction, except to the extent that the corporate law of the State of [Delaware] specifically and mandatorily applies.

(k)     No  Impact  On Benefits.  Except as may otherwise be specifically stated
        -----------------------
under any employee benefit plan, policy or program, no amount payable in respect of any Option shall be treated as compensation for purposes of calculating an Employee's right under any such plan, policy or program.

(l)     No  Constraint  on  Corporate  Action.  Nothing  in  this  Plan shall be
        -------------------------------------
construed  (i) to limit, impair or otherwise affect the Company's right or power
            -
to make adjustments, reclassifications, reorganizations or changes of its capital or business structure, or to merge or consolidate, or dissolve, liquidate, sell, or transfer all or any part of its business or assets or (ii)
                                                                             --
except as provided in Section 7, to limit the right or power of the Company, or any Subsidiary to take any action which such entity deems to be necessary or appropriate.

                                                                    EXHIBIT 10.6


                             CONSENT TO ACTION TAKEN

                            BY THE SOLE DIRECTOR AND

                               THE SHAREHOLDERS OF

                          EMAGISOFT TECHNOLOGIES, INC.


The undersigned, being the sole director, and the holders of a majority of the issued and outstanding shares of capital stock, of EMAGISOFT TECHNOLOGIES, INC., a Florida corporation (the "Corporation"), hereby consent in writing to the corporate actions specified below and adopt and approve the following resolutions pursuant to Sections 607.0704 and 607.0821, Florida Statutes:

BE  IT  RESOLVED:

Technologies, Inc. Employee Stock Option Plan substantially in the form presented to the stockholders

1. That the stockholders hereby authorize, approve and adopt the Emagisoft and attached hereto as Exhibit "A" to these resolutions.

2. That the appropriate officers of the Corporation be, and each of them hereby is, authorized and empowered on behalf of the Corporation to pay any fees and expenses and to do such other acts and things as may be necessary or appropriate to carry out the intent and accomplish the purposes of the foregoing resolutions and the transactions contemplated thereby.

IN WITNESS WHEREOF, the undersigned, being the sole director, and the holders of a majority of the issued and outstanding shares of capital stock, of the Corporation, hereby authorize the above corporate action and adopt and approve the above resolutions on the 3rd day of January, 2000.
                                  ---


     THE  BETTERMENT  TRUST

   BY: /s/  Kyle  E.  Jones                 BY:    /s/  Kyle  E.  Jones
----------------------------------      ----------------------------------
KYLE  E.  JONES                         KYLE  E.  JONES,  TRUSTEE
Director                                5,582,260  shares  of  common  stock

  By:   /s/  William  H.  Egge  IV         By:    /s/  Roger  Tichenor
----------------------------------      ----------------------------------
WILLIAM  H.  EGGE  IV                   ROGER  TICHENOR
477,680  shares  of  common  stock      595,530  shares of common stock

 By:   /s/  Peter  VanSon
----------------------------------
PETER  VANSON
268,460  shares  of  common  stock

The issued and outstanding shares of capital stock of the Corporation consist of 13,174,000 shares of common stock.