Form 10QSB
period 2000-06-30
EMAGISOFT TECHNOLOGIES INC
filed 2000-08-15
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended June 30, 2000         Commission File No. 33-67766-A


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

                        Yes  [X]                 No  [ ]

        As of June 30, 2000: 13,174,000 shares of common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM  1.                    FINANCIAL  STATEMENTS
--------                    ---------------------
                      Emagisoft Technologies - Consolidated
                                 Balance Sheets


ASSETS                                          6/30/2000     12/31/1999
------                                                         (audited)
                                                ------------  -----------
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . .  $   668,394   $   995,236
Cash in escrow . . . . . . . . . . . . . . . .            -        80,000
Accounts receivable. . . . . . . . . . . . . .       11,458        38,694
Due from shareholder . . . . . . . . . . . . .        7,611         7,611
Prepaid Expenses . . . . . . . . . . . . . . .      118,839        65,883
                                                ------------  -----------
Total current assets . . . . . . . . . . . . .      806,302     1,187,424

PROPERTY AND EQUIPMENT:
Furniture and fixtures . . . . . . . . . . . .       79,524        75,376
Computer equipment . . . . . . . . . . . . . .      525,693       461,747
Leasehold Improvements . . . . . . . . . . . .        6,655         3,323
Software . . . . . . . . . . . . . . . . . . .       61,528        54,946
                                                ------------  -----------
                                                    673,400       595,392
Less: Accumulated depreciation . . . . . . . .     (304,655)     (202,887)
                                                ------------  -----------
Property and equipment, net. . . . . . . . . .      368,745       392,505
                                                ------------  -----------

OTHER ASSETS:
Software development costs . . . . . . . . . .      710,655       226,954
Goodwill, net of accumulated amortization. . .      156,467       175,625
Other. . . . . . . . . . . . . . . . . . . . .        4,225         4,225
                                                ------------  ------------
Total other assets . . . . . . . . . . . . . .      871,347       406,804
                                                ------------  -----------
Total assets . . . . . . . . . . . . . . . . .  $ 2,046,394   $ 1,986,733
                                                ============  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . .  $     8,029   $    73,546
Accrued liabilities. . . . . . . . . . . . . .      171,537       248,893
Billings in excess of costs. . . . . . . . . .            -         4,908
                                                ------------  -----------
Total current liabilities. . . . . . . . . . .      179,566       327,347

LONG-TERM LIABILITIES
Convertible notes payable. . . . . . . . . . .    1,006,000             -
                                                ------------  -----------
       Total liabilities . . . . . . . . . . .    1,185,566       327,347
                                                ------------  -----------
STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value:
  20,000,000 shares authorized,
  13,174,000 issued and outstanding. . . . . .        1,317         1,317

Series A  preferred, $.0001 par, 5,000,000
  shares authorized, 650,996 Shares
  issued and outstanding . . . . . . . . . . .           65             -
Additional paid-in capital . . . . . . . . . .    3,451,645     2,681,581
Accumulated deficit. . . . . . . . . . . . . .   (2,592,199)   (1,023,512)
                                                ------------  -----------
Total stockholders' equity . . . . . . . . . .      860,828     1,659,386
                                                ------------  -----------
  Total liabilities and stockholders' equity . $  2,046,394  $  1,986,733
                                                ===========  ============

                      Emagisoft Technologies - Consolidated
                                Income Statement
                                   (Unaudited)


                                         Three Months Ended   Six Months Ended
                                               June 30,           June 30,
                                         ------------------  ------------------
                                           2000     1999        2000    1999
                                         ------------------  ------------------
REVENUES:
Architectural and web site design. . . . $ 15,936 $ 35,763 $    61,682 $ 61,876
Hardware and software sales and support.    1,978   52,078       8,591   79,859
Internet provider services . . . . . . .   12,162   24,198      23,070   33,750
                                         -------- --------   --------- --------
  Total Revenue  . . . . . . . . . . . .   30,076  112,039      93,343  175,485
                                         -------- --------   --------- --------
DIRECT COSTS . . . . . . . . . . . . . .   22,595   68,940      43,531  109,264
                                         -------- --------   --------- --------
Gross Profit . . . . . . . . . . . . . .    7,481   43,099      49,812   66,221
                                         -------- --------   --------- --------

OPERATING COSTS AND EXPENSES:
  Marketing & Sales  . . . . . . . . . .   13,752        -      17,590        -
  General and administrative . . . . . .  753,102   59,628   1,485,610  113,713
  Depreciation and amortization  . . . .   61,143   41,819     120,927   41,819

  Total Operating Expenses . . . . . . .  827,997  101,447   1,624,127  155,532

OTHER INCOME:
  Interest income, net . . . . . . . . .   (2,940)     (75)     (5,629)     (89)

LOSS BEFORE PROVISION FOR INCOME TAXES . (817,576) (58,273) (1,568,686) (89,222)

PROVISION FOR INCOME TAXES . . . . . . .        -        -          -         -
                                         -------- --------   --------- --------
NET LOSS . . . . . . . . . . . . . . . .$(817,576)$(58,273)$(1,568,686)$(89,222)
                                         -------- --------   --------- --------

NET LOSS PER SHARE - BASIC AND DILUTED .  $(0.06)  $(0.00)    $(0.12)   $(0.00)
                                         ======== ========   ========= ========




                        Emagisoft Technologies - Consolidated
                    Condensed Consolidated Statement of Cash Flows
                                     (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------

Cash Flow used in Operating Activities:. . . . . . .$(1,541,262)  $   (24,838)

Cash  Flow  used  in  Investing  Activities: . . . .   (561,709)      ( 2,423)

Cash Flow from Financing Activities: . . . . . . . .  1,776,129             -

Decrease in Cash . . . . . . . . . . . . . . . . . .   (326,842)      (27,261)

Cash, beginning  . . . . . . . . . . . . . . . . . .    995,236        35,115
                                                    ------------  ------------
Cash, ending . . . . . . . . . . . . . . . . . . . .$   668,394   $     7,854
                                                    ============  ============


Note  1. NATURE OF OPERATIONS

Emagisoft Technologies, Inc. (ETI), formerly known as Manatee American Financial Corporation (MAFC), was incorporated under the laws of the State of Florida on September 21, 1994. ETI and subsidiaries (collectively, the Company) is an applications service provider (ASP) and web site designer. The Company has developed a comprehensive and integrated set of Internet-based software tools engineered for power and ease of use in the development, marketing and management of commercial web sites. These products will enable customers to create, develop, manage and maintain e-commerce web sites. As an ASP, the Company provides customers with hardware, software and web site hosting services necessary to engage in a fully dimensional e-commerce environment and allows them to focus on their core competencies and still respond to changing technologies. The Company presently operates its business through its wholly-owned subsidiary, Emagisoft Corporation (EC), formerly known as Net Advantage, Inc., which is located in St. Petersburg, Florida

Note 2.  BASIS  OF  PRESENTATION

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



Note  3.     LIQUIDITY

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Management expects to continue to generate losses during the next 12 months and, based on the current operating budgets, does not anticipate having sufficient cash on hand or available through current lending arrangements to fund operations. To address this funding need, the Company's management is seeking to raise funds through a private placement of Series A preferred stock. Management believes that the funds generated by this transaction will be sufficient to fund operations for at least 12 months. In the event all the funding is not received, management believes it can revise its operating plan to such a level that the Company will be able to fund operations for the next 12 months. Management may seek to raise additional capital by other equity or debt financing.

Note  4.          NET  LOSS  PER  COMMON  SHARE

Net losses per common share have been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 13,174,000 and 10,827,000 at 6/30/00 and 6/30/99, respectively. As a result of the net loss reported by the company, any assumptions of options being exercised or Series A preferred stock being converted would have an antidilutive effect on the loss per share; therefore, no exercise of stock options were assumed and basic and diluted loss per share amounts are identical.



Note  5.          SUBSEQUENT  EVENTS

On July 6, 2000, July 17, 2000, and August 2, 2000, the Company accepted aggregate subscriptions of $719,410, $205,760, and $234,160, respectively, for the purchase of 553,392, 158,277 and 180,123 shares of the Companys Series A preferred stock, respectively. The shares are non-voting and entitled to receive annual non-cumulative dividends at a rate of 10% of the original issue price. The shares were sold at a price per share of $1.30. Such shares may be converted at any time by the holder into a number of shares of common stock computed by multiplying the number the number of shares of Series A preferred stock to be converted by $1.30 and dividing the result by the common stock price then in effect. At August 15, 2000, no shares had been converted.



ITEM  2.                    PLAN  OF  OPERATION
--------                    -------------------

During the second quarter of 2000, we at Emagisoft Technologies, Inc. continued to develop our products and services in anticipation of the introduction of our Quicksuite Internet Solution. Salaries and software development costs as well as the build-out of our Internet platform comprised the majority of our operational costs. Professional fees and travel expenses related to our ongoing financing activities were substantial.

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

Item  2.               Changes  in  Securities
--------               -----------------------

On April 10, 2000 and May 18, 2000, the Company obtained convertible notes in The aggregate amount of $1,006,000, each with an annual interest rate of 8%. Principal and accumulated interest is payable through cash or the issuance of the Companys Series A preferred stock, at the option of the Company at the earlier of April 09, 2001 or 30 days following the closing of the first firm commitment, underwritten public offering of the Companys common stock, raising gross proceeds of at least $15,000,000. In addition, at any time prior to repayment, the Holders (as defined in the Convertible Note agreements), may elect to convert the notes to the Companys Series A preferred stock. If Series A preferred stock is issued to satisfy the notes, the number of shares issued shall be equal to the sum of principal and accumulated interest divided by a conversion price of $1.30.

Such Series A preferred shares may be converted at any time by the holder into a number of shares of common stock computed by multiplying the number of shares of Series A preferred stock to be converted by $1.30 and dividing the result by the common stock price then in effect. At August 15, 2000, none of the notes had been converted to Series A preferred shares.

On July 6, 2000, July 17, 2000, and August 2, 2000, the Company accepted aggregate subscriptions of $719,410, $205,760, and $234,160, respectively, for the purchase of 553,392, 158,277 and 180,123 shares of the Companys Series A preferred stock, respectively. The shares are non-voting and entitled to receive annual non-cumulative dividends at a rate of 10% of the original issue price. The shares were sold at a price per share of $1.30. Such shares may be converted at any time by the holder into a number of shares of common stock computed by multiplying the number the number of shares of Series A preferred stock to be converted by $1.30 and dividing the result by the common stock price then in effect. At August 15, 2000, no shares had been converted.





Item  3.               Defaults  Upon  Senior  Securities
--------               ----------------------------------

                                      None

Item  4.               Submission  of  Matters  to  a  Vote  of security Holders
--------               ---------------------------------------------------------

                                      None

Item  5.               Other  Information
--------               ------------------

On June 10, 2000, Form 211 was filed with the NASD by Public Securities, Inc., a market maker in small cap stocks. Form 211 is an application to initiate quotations of a companys stock on the OTC Bulletin Board Service. As of August 15, 2000 the Form 211 is still pending approval from the NASD.


Item  6.               Exhibits  and  Reports  on  Form  8-K
--------               -------------------------------------

           No  Form  8-Ks  were  filed  during  the  period  of  this  10QSB

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

EXHIBIT               DESCRIPTION
NO.
-------               -----------
2.1 Share Exchange Agreement between Manatee-American Financial Corp. and Emagisoft Corporation dated as of October 29, 1999 (2)

2.2     Amendment   to   Share   Exchange   Agreement  between  Manatee-American
        Financial  Corp.  and Emagisoft Corporation dated as of January 28, 2000
        (3)

3.1     Original  and Amended Articles of Incorporation of the Registrant (1)(2)

3.2     Bylaws  of  the  Registrant  (1)

3.3 Amendment to the Articles of Incorporation authorizing the issuance of 5,000,000 shares of 10 percent non-cumulative, Series A Preferred Stock
        (5)

3.4     Convertible  Notes  dated  April  10,  2000  (5)

4.1     Specimen  -  Common  Stock  Certificate  (1)

10.1    Employment  Contracts  of Key Management of Emagisoft technologies, Inc.
        (4)

10.2 Specimen - Confidential Information and Invention Assignment Agreement for Employees (4)

10.3 Business Consulting Agreement between James S. Neader and Emagisoft Technologies, Inc. (4)

10.4 Option Agreement for Promotional services between Gary Sheffield and Emagisoft Technologies, Inc. (4)

10.5    Emagisoft  Technologies,  Inc.  1999  Employee  Stock  Option  Plan (5)

10.6    Written  Consent  of  1999  Employee  Stock  Option  Plan  (5)

16.1    Letter  on  Change  in  Certifying  Accountant  (2)

21.1    Subsidiaries  of  the  Registrant  (4)

21.2    Stock  Purchase  and  Sale  between  Net Advantage, Inc. (KNA) Emagisoft
        Corporation and  Interactive  Media  Solutions,  Inc.  (4)

23.1    Consent  of  Rachlin  Cohen  &  Holtz  LLP,  Independent  Auditors  (2)


   (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, as amended, File No.33-67766-A

   (2)  Incorporated   by   reference   to  Form  8-K  of  the  Registrant dated
        October 29, 1999

   (3)  Incorporated   by   reference   to  Form  8-K  of  the  Registrant dated
        January 28, 2000

   (4)  Incorporated   by   reference  to  Form  10-KSB  of the Registrant dated
        March 31, 2000

   (5) Incorporated by reference to Form 10-QSB of the Registrant dated May 15, 2000



REPORTS  ON  FORM  8-K
----------------------

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        EMAGISOFT  TECHNOLOGIES,  INC.


                        By:  /s/  Kyle  E.  Jones
                        -------------------------------------------
         Date           Kyle  E.  Jones,  President, Chief Executive Officer
                          (Sole  Director)  (Principle  Executive  Officer)

                        By:  /s/  Peter  VanSon
                        ------------------------------------------
         Date           Peter VanSon, Vice President and Chief Financial Officer
                          (Principal  Financial  and  Accounting  Officer)