Form 10QSB
period 2000-09-30
EMAGISOFT TECHNOLOGIES INC
filed 2000-11-14
CIK 911355

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended September 30, 2000         Commission File No. 33-67766-A


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

                        Yes  [X]                 No  [ ]

   As of September 30, 2000: 13,031,000 shares of common stock were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]





































                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM  1.                    FINANCIAL  STATEMENTS
--------                    ---------------------
                      Emagisoft Technologies - Consolidated
                                 Balance Sheets

ASSETS                                            9/30/2000    12/31/1999
------                                                          (audited)
                                                ------------  -----------
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . .  $   644,630   $   995,236
Cash in escrow . . . . . . . . . . . . . . . .            -        80,000
Accounts receivable  . . . . . . . . . . . . .       11,486        38,694
Due from shareholder . . . . . . . . . . . . .            0         7,611
Prepaid Expenses . . . . . . . . . . . . . . .      107,585        65,883
                                                ------------  -----------
Total current assets . . . . . . . . . . . . .      763,701     1,187,424

PROPERTY AND EQUIPMENT:
Furniture and fixtures . . . . . . . . . . . .       85,274        75,376
Computer equipment . . . . . . . . . . . . . .      593,366       461,747
Leasehold Improvements . . . . . . . . . . . .        6,655         3,323
Software . . . . . . . . . . . . . . . . . . .       62,523        54,946
                                                ------------  -----------
                                                    747,818       595,392
Less: Accumulated depreciation . . . . . . . .     (316,215)     (202,887)
                                                ------------  -----------
Property and equipment, net. . . . . . . . . .      431,603       392,505
                                                ------------  -----------

OTHER ASSETS:
Software development costs . . . . . . . . . .      955,641       226,954
Goodwill, net of accumulated amortization. . .      146,887       175,625
Other. . . . . . . . . . . . . . . . . . . . .       34,887         4,225
                                                ------------  -----------
Total other assets . . . . . . . . . . . . . .    1,137,415       406,804
                                                ------------  -----------
Total assets . . . . . . . . . . . . . . . . .  $ 2,332,719   $ 1,986,733
                                                ============  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . .  $     9,493   $    73,546
Accrued liabilities. . . . . . . . . . . . . .      328,714       248,893
Billings in excess of costs. . . . . . . . . .       32,629         4,908
                                                ------------  -----------
Total current liabilities. . . . . . . . . . .      370,836       327,347

LONG-TERM LIABILITIES
Convertible notes payable. . . . . . . . . . .    1,006,000             -
                                                ------------  -----------
       Total liabilities . . . . . . . . . . .    1,376,836       327,347
                                                ------------  -----------
STOCKHOLDERS' EQUITY:
Series A  preferred, $.0001 par, 5,000,000
  shares authorized, 1,575,865 Shares
  issued and outstanding . . . . . . . . . . .          158             -
Common stock, $.0001 par value:
  20,000,000 shares authorized,
  13,031,000 issued and outstanding. . . . . .        1,303         1,317
Additional paid-in capital . . . . . . . . . .    4,545,672     2,681,581
Accumulated deficit. . . . . . . . . . . . . .   (3,591,250)   (1,023,512)
                                                ------------  -----------
Total stockholders' equity . . . . . . . . . .      955,883     1,659,386
                                                ------------  -----------
  Total liabilities and stockholders' equity . $  2,332,719  $  1,986,733
                                                ===========  ============








                      Emagisoft Technologies - Consolidated
                                Income Statement
                                   (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------  ------------------
                                           2000     1999        2000     1999
                                         ------------------  ------------------
REVENUES:
Web site design. . . . . . . . . . . . . $  7,905 $ 27,809 $    69,587 $  27,809
Hardware and software sales and support.   24,402   26,166      32,993    45,748
Internet provider services . . . . . . .    9,516   18,661      32,586    89,866
                                         -------- --------   --------- ---------
  Total Revenue  . . . . . . . . . . . .   41,823   72,636     135,166   163,423
                                         -------- --------   --------- ---------
DIRECT COSTS . . . . . . . . . . . . . .   40,042   20,477      83,573    44,266
                                         -------- --------   --------- ---------
Gross Profit . . . . . . . . . . . . . .    1,781   52,159      51,593   119,157
                                         -------- --------   --------- ---------

OPERATING COSTS AND EXPENSES:
  Marketing & Sales  . . . . . . . . . .   16,160    4,727      33,750     4,727
  General and administrative . . . . . .  875,575  342,475   2,361,186   417,106
  Depreciation and amortization  . . . .   62,754   38,375     183,681    99,862

  Total Operating Expenses . . . . . . .  954,489  385,577   2,578,617   521,695

OTHER INCOME:
  Interest (income)/expense, net . . . .   33,292  (3,054)      27,663   (3,054)

LOSS BEFORE PROVISION FOR INCOME TAXES   (986,000)(330,364) (2,554,687)(399,484)

PROVISION FOR INCOME TAXES . . . . . . .        -        -          -          -
                                         -------- --------   --------- ---------
NET LOSS . . . . . . . . . . . . . . . .$(986,000)$(330,364)$(2,554,687)$(399,484)
                                         -------- --------   --------- ----------

NET LOSS PER SHARE - BASIC AND DILUTED .  $(0.08)  $(0.03)     $(0.19)   $(0.04)
                                         ======== ========   ========= ==========




                        Emagisoft Technologies - Consolidated
                    Condensed Consolidated Statement of Cash Flows
                                     (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Cash Flow used in Operating Activities:. . . . . . .$(2,292,673)  $ (511,779)

Cash  Flow  used  in  Investing  Activities: . . . .   (930,793)    (333,440)

Cash Flow from Financing Activities: . . . . . . . .  2,872,860    1,430,075

(Decrease)/Increase in Cash . . . . . . . . . . . .    (350,606)     584,856

Cash, beginning  . . . . . . . . . . . . . . . . . .    995,236       33,147
                                                    ------------  ------------
Cash, ending . . . . . . . . . . . . . . . . . . . .$   644,630   $  618,003
                                                    ============  ============
















Note  1. NATURE OF OPERATIONS

Emagisoft Technologies, Inc. (ETI), formerly known as Manatee American Financial Corporation (MAFC), was incorporated under the laws of the State of Florida on September 21, 1994. ETI and subsidiaries (collectively, the Company) is an applications service provider (ASP) and web site design company. The Company has developed a comprehensive and integrated set of Internet-based software tools engineered for power and ease of use in the development, marketing and management of commercial web sites. These products will enable customers to create, develop, manage and maintain e-commerce web sites. As an ASP, the Company provides customers with hardware, software and web site hosting services necessary to engage in a fully dimensional e-commerce environment and allows them to focus on their core competencies and still respond to changing
technologies.  The   Company  presently   operates   its  business  through  its
wholly-owned subsidiary, Emagisoft Corporation (EC), formerly known as Net Advantage, Inc., which is located in St. Petersburg, Florida

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

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Management expects to continue to generate losses during the next 12 months and, based on the current operating budgets, does not anticipate having sufficient cash on hand or available through current lending arrangements to fund operations. To address this funding need, the Company's management is seeking to raise funds through a private placement of debt financing. Management believes that the funds generated by this transaction will be sufficient to fund operations for at least 12 months. In the event all the funding is not received, management believes it can revise its operating plan to such a level that the Company will be able to fund operations for the next 12 months. Management may seek to raise additional capital by other equity or debt financing. The Company has been advised by its independent public accountants that should this situation remain unresolved at year-end, the auditors report on those financial statements will contain a going-concern modification.



Note  4.          NET  LOSS  PER  COMMON  SHARE

Net losses per common share have been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation is 13,031,000 and 10,000,000 at 9/30/00 and 9/30/99, respectively. As a result of the net loss reported by the company, any assumptions of options being exercised or Series A preferred stock being converted would have an antidilutive effect on the loss per share; therefore, no exercise of stock options were assumed and basic and diluted loss per share amounts are identical.



Note  5.          SUBSEQUENT  EVENTS













ITEM  2.                    PLAN  OF  OPERATION
--------                    -------------------

During the third quarter of 2000, we at Emagisoft Technologies, Inc. continued to develop our products and services in anticipation of the introduction of our Quicksuite Internet Solution. Salaries and software development costs as well as the build-out of our Internet platform comprised the majority of our operational costs. Professional fees and travel expenses related to our ongoing financing activities were substantial.

During the final stage of the development of our products and service models, marketing and sales expenses are expected to increase substantially. We also plan to open additional Regional Solution Support Centers to complete our national and international market exposure. Our success is contingent on our completing the development of our products and effectively implementing our sales and marketing plan. We therefore expect to continue to incur substantial operating losses in the foreseeable future.

Our capital requirements have been and will continue to be significant, and to date, have exceeded our cash flow from operations. We have historically satisfied our cash requirements with private sales of our stock and debt financing. We anticipate the need for additional such private stock sales and or debt financing to satisfy our cash needs. We believe that the funds generated by these transactions will be sufficient to fund operations for at least 12 months. In the event not all the funding is received, we believe we can revise our operating plan to reduce costs to such a level that the Company will be able to fund operations for the next 12 months.




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

Item  2.               Changes  in  Securities
--------               -----------------------

On  July  6,  2000,  July  14,  2000,   July 27, 2000  and  August 29, 2000, the
Company accepted aggregate subscriptions of $719,410, $205,760, $234,160, And $43,000 respectively, for the purchase of 553,392, 158,277, 180,123 and 33,077 shares of the Companys Series A preferred stock, respectively.
The shares are non-voting and entitled to receive annual non-cumulative dividends at a rate of 10% of the original issue price. The shares were sold at a price per share of $1.30. Such shares may be converted at any time by the holder into a number of shares of common stock computed by multiplying the number the number of shares of Series A preferred stock to be converted by $1.30 and dividing the result by the common stock price then in effect. At November 05, 2000, no shares had been converted.



Item  3.               Defaults  Upon  Senior  Securities
--------               ----------------------------------

                                      None

Item  4.               Submission  of  Matters  to  a  Vote  of security Holders
--------               ---------------------------------------------------------

                                      None

Item  5.               Other  Information
--------               ------------------

On June 10, 2000, Form 211 was filed with the NASD by Public Securities, Inc., a market maker in small cap stocks. Form 211 is an application to initiate quotations of a companys stock on the OTC Bulletin Board Service. As of November 05, 2000 the Form 211 is still pending approval from the NASD.


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

                        EMAGISOFT  TECHNOLOGIES,  INC.


         11/5/2000      By:  /s/  Kyle E.  Jones
         ----------     ------------------------------------------
         Date           Kyle E.  Jones, President, Chief Executive Officer
                           (Director)  (Principle Executive Officer)

         11/5/2000      By:  /s/  Peter VanSon
         ----------     --------------------------------------------
         Date           Peter VanSon, Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)